Form 10-K
period 2021-12-31
Sagaliam Acquisition Corp
filed 2022-04-12
CIK 1855351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 001-41182

SAGALIAM ACQUISITION CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3006717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Avenue of the Stars, Suite 1475 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 616-0011

____________________________________FIP

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one Right	SAGAU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	SAGA	The Nasdaq Stock Market LLC
Rights included as part of the units	SAGAR	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated file	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter the registrant did not have any publicly traded securities.

As of March 31, 2022, there were 12,015,000 shares of Class A Common Stock (including 11,500,000 shares of Class A common stock subject to redemption) and 2,875,000 shares of Class B Common Stock outstanding.

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Sagaliam Acquisition Corp., a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Sagaliam Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and each of our independent directors.

Item 1	Business.

Overview

We are a blank check company incorporated in Delaware on March 31, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, or the initial business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, we had not commenced any operations. All activity for the period from March 31, 2021 (inception) through December 31, 2021 relates to our formation and our initial public offering (“IPO”) as further described below. We will not generate any operating revenues until after the consummation of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.

Initial Public Offering

On December 23, 2021, we consummated our initial IPO of 11,500,000 units, including 1,500,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A capital stock, par value $0.0001 and one right, with each right entitling the holder to receive one-eighth (1/8) of one share of Class A common stock. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115.0 million.

Simultaneously with the closing of the IPO, we consummated the sale of 400,000 units at a price of $10.00 per unit in a private placement to our sponsor, generating gross proceeds of $4.0 million. In connection with the consummation of the IPO, we issued to the representative and/or its designees 115,000 representative’s shares.

Upon the closing of the IPO and the private placement, $116.15 million ($10.10 per unit) of the net proceeds of the IPO and certain of the proceeds from the private placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, which will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Initial Business Combination

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the private placement units, although substantially all of these net proceeds are intended to be applied generally toward consummating a business combination. The Nasdaq Stock Market LLC (“Nasdaq”) rules provide that the business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time we sign a definitive agreement to enter a business combination. We will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the capabilities of our management team and our sponsor to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns in the telecommunications, media, and technology industries.

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject certain limitations. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of a business combination with respect to our rights.

If we are unable to complete a business combination before December 23, 2022, which is 12 months from the closing of our IPO, and our stockholders have not amended our certificate of incorporation to extend such date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $150,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Business Strategy

Although our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, we intend to capitalize on our expertise in the telecommunications, media, and technology industries.

We believe that the telecommunications, media and technology industries present attractive characteristics of long-term growth prospects globally, stable and cycle-resistant demand, fragmented markets with opportunities for consolidation, a lack of dominant players and global brands, predictable digital transition patterns and a large universe of growing and profitable targets.

We believe that five long-term trends are driving positive transformation in the telecommunications, media and technology industries, creating opportunities for long-term value creation in the sector specifically and, more broadly, in the associated knowledge economy. These drivers of transformation are: (i) digitization (the use of digital content and services), (ii) responsiveness (designing and offering products and services on a customized or bespoke basis for the individual), (iii) privatization (the growing private supply of media, content and services), (iv) automation (the use of artificial intelligence and data to enhance the efficacy and efficiency of product delivery platforms) and (v) globalization (the international development and dissemination of content, certification, technology and brands). We intend to take advantage of these long-term trends and the associated consolidation and value-creation opportunities.

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, fundamentally enhance a company in the public markets. We intend to seek a company in an industry that complements the experience and expertise of our management team and is a business to which we believe we can add value.

Our management team is deeply familiar with the trends of our target industries and brings an investing approach that offers multiple competitive advantages in sourcing, evaluating and executing on opportunities, including being:

●	Stockholder Centric: We think like owners and are focused on long-term gains rather than short-term results. Our compensation structure of our management team is closely tied to the long-term performance of the stock. See “Management – Officer and Director Compensation”.

●	Forward Looking: We are deeply familiar with the trends of the industries in which we plan to invest and can evaluate the opportunities and risks presented by ongoing secular changes and temporary market disruptions.

●	Nimble: Our team is structured to allow it to move quickly when opportunities arise, and we can be creative in our deal structures.

●	Financially Sophisticated: Our management team has extensive experience in mergers, capital restructuring, divestitures, investing, capital deployment, credit analysis and setting capital structures.

●	Long-Term Focused: We take a long-term, strategic view in our various operating businesses and are less concerned with short-term bouts of volatility.

●	Connected, through Proprietary Sourcing Channels and Leading Industry Relationships: We believe the capabilities and connections associated with our management team will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by our management team and our reputation and deep industry relationships.

Our Business Combination Criteria

Consistent with our business strategy, we have developed the following general criteria and guidelines that we believe are important in evaluating prospective initial business combinations. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Businesses with Significant Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that we believe will have multiple organic and M&A-driven growth opportunities over time. We will search for attractive, growth-oriented businesses that exhibit sound, underlying fundamentals as well as demonstrated revenue growth and a clear path to profitability. This includes such potential targets that are currently, or have the potential to be, a category leader with long-term growth potential.

●	Targets That Can Benefit from our Management Team’s Relationships and Experience. Although we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on our management team’s domain expertise acquired through decades of strategic deal-making in the media, digital media/consumer technology and related industries. We believe our management’s deep network of CEO-level and other C-suite and board relationships, in addition to contacts with pre-eminent private and public market investors, will give us a number of competitive advantages and will present us with a substantial number of potential business combination targets, particularly in the aforementioned industries.

●	Companies with Potential to Benefit from Digital Disruption. We will seek to acquire one or more businesses which currently, or have the potential to, benefit from digital disruption, or a disruption of traditional business models or markets.

●	Businesses in High-Growth Markets. We will seek out opportunities in higher-growth sectors in the U.S., as well as in selected developed and emerging international markets.

●	Companies that Drive Shareholder Returns. We will seek to acquire one or more businesses that offer an attractive risk-adjusted return for our stockholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet them in our stockholder communications related to our initial business combination would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor and our officers and directors own founder shares following the IPO. Because of this ownership, our sponsor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and accordingly, the sponsor could potentially make a substantial profit even if the company selects an acquisition target that substantially declines in value and is unprofitable for public stockholders.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have three employees. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this annual report. As of the date of this document, there have been no material changes to the risk factors disclosed in our final prospectus dated December 20, 2021 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located at 1800 Avenue of the Stars, Suite 1475, Los Angeles, CA 90067. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on May 1, 2021, we have agreed to pay our sponsor a total of $20,000 per month for the provision of officers’ cash salaries, office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

In Re Argon Credit, LLC, et al., Debtors, Case No. 16-39654 (U.S. Bankruptcy Court Northern District of Illinois Eastern Division).

On December 16, 2016, Argon Credit, LLC and Argon X, LLC (collectively the “Debtors”) filed petitions for relief under chapter 11 of title 11 of the United States Code. On January 11, 2017, Debtors’ bankruptcy cases were converted to chapter 7 cases. On December 14, 2018, the chapter 7 trustee filed an adversary proceeding as case number 18-ap-00948 (the “Bankruptcy Complaint”) against multiple defendants, including Barry Kostiner, asserting claims for aiding and abetting breach of fiduciary duty. As to Mr. Kostiner, the Bankruptcy Complaint alleged that, while an employee of the Debtor, he aided and abetted the former CEO of Argon Credit, Raviv Wolfe, in breaching his fiduciary duties to Argon Credit, by, among other things, knowingly participating in a scheme to funnel assets away from the Debtors and their creditors, double pledging Argon Credit’s assets, and knowingly submitting false or misleading financial reports to the Debtors’ secured lender to conceal the transfer of Argon Credit’s assets. On July 11, 2019, Mr. Kostiner, appearing through counsel, filed an answer denying all allegations against him set forth in the Bankruptcy Complaint.

On August 12, 2021, the trustee filed a Motion for the Entry of an Order Pursuant to Bankruptcy Rule 9019 Approving Settlement with Mr. Kostiner. Under the terms of the proposed settlement, Mr. Kostiner would pay the trustee $35,000 in exchange for dismissal with prejudice from the suit and the exchange of mutual releases (the “Proposed Settlement”). Each of the trustee and Mr. Kostiner concluded that the Proposed Settlement was in their respective best interests in light of the contested nature of the Complaint, the costs that both parties would incur in connection with the litigation of same the uncertain outcome from protracted litigation. The trustee argued that the Proposed Settlement was reasonable based upon: (a) the range of potential outcomes taking into account the defenses that Mr. Kostiner could assert; (b) the likelihood of recovering more given Mr. Kostiner’s financial condition; (c) Argon Credit’s director and officers’ liability insurance policy had been exhausted; and (d) the Debtors’ pre-petition lender had recently filed a complaint against many of the parties originally named by the trustee in its adversary proceeding, including Mr. Kostiner, and this action further reduces the likelihood of recovery against Mr. Kostiner, because at a minimum, he will be forced to pay to defend that action. On September 3, 2021, the Bankruptcy Court issued an order approving the settlement, and on November 18, 2021, the Bankruptcy Court issued an order granting the motion to voluntarily dismiss the proceeding against Mr. Kostiner.

Fund Recovery Services, LLC v. RBC Capital Markets, LLC, et al., Case No. 1:20-cv-5730 (U.S. District Court for the Northern District of Illinois Eastern Division.

On September 25, 2020, Fund Recovery Services, LLC (“Fund”), as assignee of Princeton Alterative Income Fund, L.P. (“PAIF”) filed a complaint in the above-referenced action asserting a variety of claims against 37 defendants, including Mr. Kostiner. On May 15, 2021, Fund filed an amended complaint against 34 of the defendants, including Mr. Kostiner (the “Amended Complaint”). The claims against Mr. Kostiner in the Amended Complaint include: (i) violation of 18 U.S.C. 1962(2) by the conduct and participation in a RICO enterprise through a pattern of racketeering activity; (ii) violation of 18 U.S.C. 1962(d) by conspiracy to engage in a pattern of racketeering activity; (iii) fraud/intentional misrepresentation; (iv) aiding and abetting fraud/intentional misrepresentation; (v) fraudulent concealment; (vi) aiding and abetting fraudulent concealment; (vii) fraudulent/intentional inducement; (viii) conversion; (ix) aiding and abetting conversion; (x) civil conspiracy; and (xi) tortious interference with contractual relations. The Amended Complaint seeks damages of approximately $240 million jointly and severally against all defendants, together with treble and punitive damages, among other relief.

The Amended Complaint, as it pertains to Mr. Kostiner, covers much of the same conduct that is the subject of the Bankruptcy Complaint described above and stems from a transaction that Argon Credit entered into with Spartan Specialty Finance, LLC (“Spartan”). Argon, a consumer finance platform that made high-interest, unsecured loans to credit-impaired borrowers, financed its loans through a revolving credit facility provided by PAIF. Mr. Kostiner was the sole member of Spartan and was also, for a period of time, the Vice President of Capital Markets at Argon. Argon and Spartan entered into an agreement whereby Spartan agreed to purchase a portfolio of loans from Argon. Spartan financed the acquisition by obtaining a loan from Hamilton Funding (“Hamilton”). The Amended Complaint alleges that PAIF had a perfected security interest in the loans that Argon improperly sold to Spartan (which were financed by Hamilton Funding), and that defendants, including Mr. Kostiner, engaged in a scheme to induce PAIF to initially lend funds, later to increase its credit line, and ultimately convert and deprive PAIF of its property by numerous acts of fraud.

On July 1, 2021, defendants, including Mr. Kostiner, filed a consolidated motion to dismiss the Amended Complaint in its entirety against them, based on the following arguments: (a) the RICO claims (Counts (1)-(2)) are time-barred; (b) Fund lacks standing to bring Counts 1-11; (c) Fund is collaterally estopped from litigating the issues that are the subject of the Amended Complaint; (d) the allegations in the Amended Complaint fail to satisfy the requirements of Rules 8 and 9(b) of the Federal Rules of Civil Procedure; (e) the Amended Complaint failed to allege a duty sufficient to support its allegations in Counts 1-7; (f) Fund failed to adequately plead the elements of a valid RICO claim; and (g) Fund failed to adequately plead the elements of any of its state law claims (Counts 3-13). This motion is fully briefed and awaits resolution by the Court. By Memorandum and Order dated January 17, 2022, the Court found that the Amended Complaint failed to adequately plead the elements of count one (violation of 18 U.S.C. 1962(2) by the conduct and participation in a RICO enterprise through a pattern of racketeering activity) and count two (violation of 18 U.S.C. 1962(d) by conspiracy to engage in a pattern of racketeering activity). The Court accordingly granted Defendants’ motion to dismiss those claims, and based on the dismissal of those claims, granted the motion to dismiss the remaining claims based on state law, counts three through six, for lack of subject matter jurisdiction. The Order provides that Plaintiff has until February 8, 2022, to file a motion for leave to amend with a proposed amended complaint that adequately states a claim over which the Court has subject matter jurisdiction, otherwise the Court will issue a final judgment in accordance with its Order.

On February 22, 2022, PAIF filed a Revised Second Amended Complaint (“RSA Complaint”) against 25 defendants, including Mr. Kostiner. The RSA Complaint incorporates information from witness statements and journal entries from alleged Argon insiders. The claims against Mr. Kostiner in the RSA Complaint include: (i) fraud/intentional misrepresentation; (ii) aiding and abetting fraud/intentional misrepresentation; (iii) fraudulent concealment; (iv) aiding and abetting fraudulent concealment; (v) fraudulent/intentional inducement; (vi) conversion; (vii) aiding and abetting conversion; (viii) civil conspiracy; and (ix) tortious interference with contractual relations. The Amended Complaint seeks damages of approximately $240 million jointly and severally against all defendants, together with treble and punitive damages, among other relief.

In re Spartan Specialty Finance I SPV, LLC, Case No. 16-22881-rdd (U.S. Bankruptcy Court for the Southern District of New York White Plains Division)

On June 29, 2016, Spartan filed a petition for relief under chapter 11 of title 11 of the United States Code. It did so in order to resolve a loan dispute that it had with Hamilton, including Hamilton’s alleged right to access cash accounts that Spartan had pledged as collateral. On May 26, 2017, the bankruptcy court approved a Stipulation and Agreement Resolving Debtor’s Motion for Use of Cash Collateral and Fixing Amount of Secured Claim, between Hamilton, Spartan, and Mr. Kostiner, in his individual capacity. Spartan’s bankruptcy petition was dismissed as part of the Court’s approval of the Settlement.

Except for the actions set forth above, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and rights each trade on the Nasdaq Global Market under the symbols “SAGAU”, “SAGA” and “SAGAR”, respectively. Our units commenced public trading on December 21, 2021, and our Class A common stock and rights commenced separate public trading on February 8, 2022. Our Class B common stock is not listed on any exchange.

Holders of Record

As of March 31, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of our Class B common stock and two holders of record of our rights.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On April 5, 2021, our sponsor purchased 2,875,000 shares of our class B common stock for an aggregate purchase price of $25,000, and later transferred a total of 225,000 shares of class B common stock to our officers and directors. The 2,875,000 shares of class B common stock include 375,000 shares subject to forfeiture if the underwriter’s over-allotment option was not exercised in full. As the underwriters exercised the over-allotment option in full, the 375,000 shares of class B common stock were not forfeited.

The initial holders of the class B common stock have agreed not to transfer, assign or sell any of the founder shares until the earlier of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the class B common stock will no longer be subject to such transfer restrictions.

Simultaneously with the closing of the IPO, our sponsor purchased an aggregate of 400,000 private units in a private placement at a price of $10.00 per unit, for an aggregate purchase price of $4,000,000. The private placement units are identical to the units sold in the IPO, except they and the underlying securities are subject to certain transfer restrictions and entitled to certain registration rights as described in this report.

Ten “qualified institutional buyers” as that term is defined in Rule 144A of the Securities Act or “accredited investors” as that term is defined in Regulation D of the Securities Act (who are not affiliated with any member of our management team), whom we refer to as the anchor investors, have each purchased 9.9% of the units sold in the IPO, or 990,000 units, excluding any units sold pursuant to the underwriters’ exercise of their over-allotment opinion. As each anchor investor purchased 100% of the units allocated to it, in connection with the closing of the IPO, our sponsor sold 20,000 founder shares to each anchor investor, or an aggregate of 200,000 founder shares to all ten anchor investors, at a purchase price of approximately $0.0029 per share.

Use of Proceeds from Registered Offerings

On December 23, 2021, we consummated our IPO of 11,500,000 units, including 1,500,000 units issued to underwriters upon full exercise of their over-allotment option. EF Hutton, division of Benchmark Investments, LLC, acted as the representative of several underwriters for the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256473). The SEC declared the registration statement effective on December 20, 2021.

In connection with the IPO, we incurred offering costs of approximately $8,525,729, including $1,150,000 of underwriting fees, $4,025,000 of deferred underwriting fees, $1,150,000 for the fair value of Class A shares issued to underwriter as representative shares, $1,634,620 for the fair value of the Founder Shares in excess of amounts paid by anchor investors, and $566,109 of other offering costs. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. A total of $116,150,000 of the proceeds from the IPO and the sale of the private placement units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in our final prospectus related to the IPO. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Issuer Purchases of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on March 31, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, or the initial business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

Our entire activity since inception up to December 23, 2021 was related to our formation and IPO. Since the IPO, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 31, 2021 (inception) through December 31, 2021, we had net loss of $313,787, which consisted of $10,806 in operating costs, $160,000 in general and administrative expenses, $150,000 in franchise tax expense, offset by $7,019 in income earned on marketable securities held in Trust Account.

Liquidity and Capital Resources

On December 23, 2021, we consummated our IPO of 11,500,000 units, including 1,500,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A capital stock, par value $0.0001 and one right, with each right entitling the holder to receive one-eighth (1/8) of one share of Class A common stock. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115.0 million.

Simultaneously with the closing of the IPO, we consummated the sale of 400,000 units at a price of $10.00 per unit in a private placement to our sponsor, generating gross proceeds of $4.0 million. In connection with the consummation of the IPO, we issued to the representative and/or its designees 115,000 representative’s shares.

Upon the closing of the IPO and the private placement, $116.15 million ($10.10 per unit) of the net proceeds of the IPO and certain of the proceeds from the private placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. We incurred $8,525,729 in IPO related transaction costs, including $4,025,000 of deferred underwriting fees, 1,150,000 for the fair value of shares of Class A common stock issued to underwriters as representative shares, $1,634,620 for the fair value of the founder shares in excess of amounts paid by anchor investors, and $566,109 of offering costs.

For the period from March 31, 2021 (inception) through December 31, 2021, we had net loss of $313,787, which consisted of $10,806 in operating costs, $160,000 in general and administrative expenses, $150,000 in franchise tax expense, offset by $7,019 in income earned on marketable securities held in Trust Account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $762,040 in its operating bank accounts, $116,157,019 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $737,422. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts.

Going Concern

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until June 23, 2023 to consummate the proposed initial business combination. It is uncertain that we will be able to consummate the proposed initial business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Additionally, we may not have sufficient liquidity to fund the working capital needs of our Company through one year from the issuance of these financial statements. Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 23, 2023. We intend to complete the proposed initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by June 23, 2023. In addition, we may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the liquidation date of June 23, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than, an agreement to pay our sponsor a monthly fee of $20,000 for cash salary, office space, utilities, secretarial, and administrative support services. We began incurring these fees on May 1, 2021 and will continue to incur these fees monthly for up to 12 months (or 13 to 18 months as applicable) following the completion of the IPO.

The underwriters are entitled to a deferred fee of $0.35 per unit, up to $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete the initial business combination, subject to the terms of the underwriting agreement.

Commitments and Contingencies

Registration Rights

The holders of the Class A common stock issuable upon conversion of the founder shares, private placement Shares, shares of Class A common stock underlying the private placement rights, the representative’s shares and shares of Class A common stock included in or underlying the units that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any shares of Class A common stock held by them pursuant to a registration rights agreement signed on or around the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO registration statement.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, paid upon the closing of the IPO.

An additional fee of $0.35 per unit, or $4.025 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimate

The preparation of the financial statement in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U. S. Treasury securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of December 31, 2021, we had $116,157,019 in cash held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable class A common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, 11,500,000 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. We incurred offering costs amounting to $8,525,729 consisting of $1,150,000 of underwriting fees, $4,025,000 of deferred underwriting fees, $1,150,000 for underwriting related costs recognized for representative shares, $1,634,620 for the fair value of the founder shares in excess of amounts paid by anchor investors, and $566,109 of other offering costs.

Income Taxes

We account for income taxes under ASC 740, Income Taxes  (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the our financial statement. Since we were incorporated on March 31, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares, Representative Shares, and Private Placement Shares as these shares do not have any redemption features.

Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) IPO, and (ii) the private placement that convert into 1,487,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of December 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net loss per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of a cash account at a financial institution, the balance in which may at times exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. We have not experienced losses on this account and management believes we are not exposed to significant risks on such account

Fair Value of Financial Instruments

The fair value of our assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Consolidated Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Chief Executive Officers and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors as of December 31, 2021 were as follows:

Name	Age	Position
Barry Kostiner	50	Chairman and Chief Executive Officer
Thomas W. Neukranz	63	Chief Financial Officer and Director
Jiayin Liu	29	Vice President, Business Development
George Caruolo	68	Director
Gabriel Del Virginia	63	Director
Glauco Lolli-Ghetti	44	Director

Barry Kostiner – Chairman and Chief Executive Officer. Mr. Kostiner is serving as the Chief Executive and Chairman of Sagaliam Acquisition Corp. Additionally, Mr. Kostiner has served as the President of Legacy Tech Partners, LLC (LTP), a microcap-focused EdTech investment vehicle, since February 2021 and has also been a Manager of Capital Markets at Legacy Education (OTC: LEAI) since March 2021. Mr. Kostiner joined the Board of Directors of LEAI in May 2021. Mr. Kostiner has served as the Interim Chief Executive Officer of Legacy Education Alliance since December 1, 2021.

Mr. Kostiner was the CFO of Ameri Holdings Inc. (Nasdaq: AMRH) from October 2018 through December 2020. The operations of AMRH, including its global IT services business focused on SAP with operations in both the US and India, was acquired by management, with the residual Nasdaq vehicle acquired by Enveric Biosciences (Nasdaq: ENVB), an evidence-based cannabinoid pharma company focused on palliative therapies for cancer patients. Mr. Kostiner has been a consultant to ENVB since January 2021. From May 2016 through October 2018, Mr. Kostiner was a consultant to Cypress Skilled Nursing, a healthcare facility operator and from May 2017 through October 2018 he was a consultant to LinKay Technologies Inc., an artificial intelligence incubator with a portfolio of intellectual property focused on AI and LiDAR / geospatial technology, with research staff in India and New York. Mr. Kostiner’s 20-year career in energy includes eight years at Goldman Sachs and Merrill Lynch and their affiliates, with a focus on energy trading and portfolio management, as well as serving as the CEO of an oil & gas SPAC (Nasdaq: PGRI) from 2005 through 2009. Mr. Kostiner earned a Bachelor’s of Science degree in Electrical Engineering and a Master’s of Science in Operations Research from MIT. His thesis on the mathematics of electric industry deregulation was sponsored by Harvard’s Kennedy School of Government.

Mr. Barry Kostiner is a named defendant in an ongoing litigation. See Item 3 for further details.

Mr. Thomas W. Neukranz – Chief Financial Officer and Director. Mr. Neukranz is serving as Chief Financial Officer and a director of Sagaliam Acquisition Corp. Mr. Neukranz has served as Managing Director of Capital Markets for GLD Partners, LP since July 2020. Prior to joining GLD, Mr. Neukranz served as Head of Capital Markets for CleanFund Inc., from July 2017 to August 2019, and as Executive Vice President and a member of the Executive Committee of Aegon Investment Management, from February 2017 to August 2018. From 1993 to 2000, Mr. Neukranz was a Partner and Head of the Institutional businesses at RS Investments, Vice President, Global Head of Exchange Derivatives at Goldman Sachs and Head of Exchange Traded Derivatives at JP Morgan. Previously, Mr. Neukranz was responsible for derivative hedging for Bank of America and Lehman Brothers. Mr. Neukranz began his career on the floor of the Board of Trade in Chicago. Mr. Neukranz has serves on the Board of the Stanford Cancer Institute since 2016 and served as Chairman from 2017 through 2019. Mr. Neukranz received a B.S. in Industrial Management from Purdue University, and holds Series 7 and 63 FINRA licenses.

Ms. Jiayin Liu – Vice President, Business Development. Ms. Liu is serving as Vice President, Business Development of Sagaliam Acquisition Corp. Ms. Liu has served as Director of Finance for GLD Partners, LP since July 2020. Prior thereto, Ms. Liu served as Senior Financial Analyst for CleanFund Commercial PACE Capital, Inc., from March 2017 to June 2020, and served as Business Analyst for Industrial and Commercial Bank of China in 2015. Ms. Liu received a B.S. in Economics and Finance from the University of Western Ontario, and a Master’s Degree in Financial Analysis from the University of San Francisco.

Mr. George Caruolo — Director. Mr. Caruolo joined our board of directors December 20, 2021. Mr. Caruolo has been the principal of his own law firm for over 30 years and a government relations strategy advisor based in Rhode Island for over 10 years. He has represented privately held and publicly traded clients in the areas of healthcare, electric utilities, solar energy, gaming, heavy construction, developmental disabilities and Native American tribal affairs, as well as in other areas, both regionally and nationally. He is a director of Allegro, LLC, a fintech company. He was an elected state representative and majority leader of the Rhode Island General Assembly, has chaired the Rhode Island Education Board and has served on other boards of directors. Mr. Caruolo received a Bachelor’s Degree from Harvard University and a Juris Doctor degree from Suffolk University Law School.

Mr. Gabriel Del Virginia — Director. Mr. Del Virginia joined our board of directors on December 20, 2021. Mr. Del Virginia has more than 30 years of experience providing legal representation in various types of public and private business entities in corporate, mergers and acquisitions, financing, litigation and financial restructuring matters, as an associate at several prominent national law firms, including Milbank Tweed Hadley & McCloy, and thereafter as principal of his own law firm, where he has practiced for over 10 years. Mr. Del Virginia also served on the board of directors Sysorex Global Holdings Corp. (SYRX), a Nasdaq-listed technology company that provides data analytics and location-based solutions and services to commercial and government customers worldwide.

Mr. Glauco Lolli-Ghetti — Director. Mr. Lolli-Ghetti joined our board of directors on December 20, 2021. Since 2019, Mr. Lolli-Ghetti has served as Head of Development at Palatine Capital Partners, a real estate private equity firm, where he is responsible for development investment strategies across acquisition and entitlement. Prior to joining Palatine, Mr. Lolli-Ghetti founded Urban Muse, a real estate investment company responsible for developing 372,000 square feet of mixed-use properties with an aggregate cost of $397 million. Prior to forming Urban Muse, Mr. Lolli-Ghetti was development manager at Federal Realty Investment Trust, a publicly traded REIT with a market cap of $6.75 billion. Mr. Lolli-Ghetti received a Bachelor’s Degree from Lehigh University.

Number and Terms of Office of Officers and Directors

As of December 31, 2021, we had five directors. Our board of directors will be divided into two classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Del Virginia and Lolli-Ghetti, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Kostiner, Neukranz and Caruolo, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Caruolo, Del Virginia and Lolli-Ghetti are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Caruolo, Del Virginia and Lolli-Ghetti serve as members of our audit committee, and Mr. Caruolo chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Caruolo, Del Virginia and Lolli-Ghetti meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Caruolo qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. Messrs. Del Virginia and Lolli-Ghetti serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent Messrs. Del Virginia and Lolli-Ghetti are independent, and Mr. Del Virginia will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other office;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and shall be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Special Committee

We intend to establish a special committee of the board of directors comprised of disinterested and independent directors to review, evaluate and advise the board of directors of proposed business combination opportunities. We plan to adopt a special committee charter, which will detail the principal functions of the special committee.

Director Nominations

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Caruolo, Del Virginia and Lolli-Ghetti. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Members of our management team do not have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the company. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination.

Ten “qualified institutional buyers” as that term is defined in Rule 144A of the Securities Act or “accredited investors” as that term is defined in Regulation D of the Securities Act (who are not affiliated with any member of our management team), whom we refer to as the anchor investors, have each purchased 9.9% of the units to be sold in the IPO, or 990,000 units, excluding any units sold pursuant to the underwriters’ exercise of their over-allotment opinion. As each anchor investor purchased 100% of the units allocated to it, in connection with the closing of the IPO, our sponsor sold 20,000 founder shares to each anchor investor, or an aggregate of 200,000 founder shares to all ten anchor investors, at a purchase price of approximately $0.0029 per share.

Other potential conflicts of interest include:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares, any private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months after the closing of the IPO (or 13 to 18 months from the closing of the IPO, if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds into the trust account). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, subject to certain exceptions. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the private placement units and the securities underlying such rights will not be transferable, assignable or saleable by our sponsor or its permitted transferees until the later of 30 days after the completion of our initial business combination and one year after the completion of the IPO. Since our sponsor and officers and directors may directly or indirectly own common stock and rights following the IPO our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units, if $1,500,000 of loans were so converted), at the option of the lender. Such units would be identical to the private placement units.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Affiliation
Barry Kostiner	Legacy Education Alliance, Inc. (OTC: LEAI)	Director; Manager, Capital Markets, Interim Chief Executive Officer
	Legacy Tech Partners, LLC	Director
	Enveric Biosciences, Inc. (Nasdaq: ENVB)	Consultant

Thomas W. Neukranz	GLD Partners, LP	Managing Partner
	Global Pacific Capital, LLC	Managing Director

Jiayin Liu	GLD Management Inc.	Director of Finance, Capital Markets

George Caruolo	Allegro, LLC	Director

Gabriel Del Virginia	None	N/A

Glauco Lolli-Ghetti	Urban Muse, LLC	Managing Director
	Urban Muse Management, LLC	Managing Director
	Palatine Real Estate Fund III, GP, LLC	Limited Partner

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and private placement shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

Commencing on May 1, 2021, we have agreed to pay our sponsor a total of $20,000 per month for the provision of officers’ cash salaries, office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation (and, in the case of officers’ cash salaries, subject to any applicable notice periods), we will cease paying these monthly fees. The $20,000 monthly amount includes a monthly cash salary of $10,000 for our CEO, Barry Kostiner, a monthly cash salary of $3,000 for our CFO, Thomas Neukranz, and a monthly cash salary of $1,000 for our Vice President, Business Development, Jiayin Liu. Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. The services to be provided by these officers shall include evaluation of potential business combination opportunities, preparation of financial reports, SEC and regulatory compliance and any other administrative functions that pertain to the operation of the Company. As we are a shell company, these officers may have obligations to other entities, and the officers are not required to allocate a minimum percentage of time to our Company. The employment agreements with each officer specify the individual salary amounts and are filed as exhibits to the IPO registration statement. In addition to the foregoing cash compensation, as additional consideration for their services, our sponsor has transferred 100,000 founder shares to Mr. Kostiner, 40,000 founder shares to Mr. Neukranz and 10,000 founder shares to Ms. Liu.

As consideration for their services as members of our board of directors, our sponsor will transfer 25,000 founder shares each to Messrs. Caruolo, Del Virginia and Lolli-Ghetti.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to or in connection with any services rendered in order to effectuate the consummation of our initial business combination (regardless of the type of transaction). However, these persons will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments made to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing reimbursement payments to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors for their out-of-pocket expenses incurred in connection with activities on our behalf.

After the completion of our initial business combination, directors or officers who remain with the combined companies may be paid consulting or management fees or other compensation from the combined company. All of this compensation will be disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such compensation. It is unlikely that the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.

We do not intend to take any action to ensure that our officers or directors maintain their positions after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain after our initial business combination. The existence or terms of any such employment or consulting arrangements may influence our officers’ and directors’ motivation to identify or select a target business, but we do not believe that opportunities for our officers or directors to remain after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers or directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. As of December 31, 2021, there were 16,377,500 shares of Class A common stock and 2,875,000 shares of Class B common stock outstanding. The table below does not reflect the Class A common stock underlying the right entitling the holder to receive upon consummation of our initial business combination.Unless otherwise noted, the business address of each of our stockholders is 1800 Avenue of the Stars, Suite 1475, Los Angeles, CA 90067.

	Beneficial Ownership
Name of Securityholder	Class A Shares	%	Class B Shares(1)%		Total Shares	%
Sagaliam Sponsor LLC(2)	400,000	3.3	2,450,000	85.2	2,850,000	19.1
Mangrove Partners Master Fund, Ltd.(3)	990,000	8.2	20,000	*	990,000	6.8
ATW SPAC Management LLC(4)	990,000	8.2	20,000	*	990,000	6.8
Saba Capital Management, L.P. (5)	940,000	7.8	20,000	*	4,187,500	6.8
Polar Asset Management Partners Inc. (6)	990,000	8.2	20,000	*	990,000	6.5
Yakira Partners, L.P. (7)	44,581	*	—	—	44,581	*
Yakira Enhanced Offshore Fund Ltd. (7)	3,567	*	—	—	3,567	*
MAP 136 Segregated Portfolio(7)	601,852	5.0	20,000	*	621,852	4.2
Space Summit Capital LLC(8)	740,000	6.4	20,000	*	740,000	5.1
D. E. Shaw Valence Portfolios, L.L.C.(9)	990,000	8.2	20,000	*	1,010,000	8.4
OCM Value SPAC Holdings, L.P. (10)	700,000	5.8	20,000	*	700,000	4.7
Boothbay Fund Management, LLC(11)	990,000	8.2	20,000	*	1,010,000	8.4
The K2 Principal Fund, L.P. (12)	990,000	8.2	20,000	*	1,010,000	8.4
Barry Kostiner	—	—	100,000	1.2	100,000	*
Jiayin Liu	—	—	10,000	*	10,000	*
Thomas W. Neukarnz	—	—	40,000	*	40,000	*
George Caruolo	—	—	25,000	*	25,000	*
Gabriel Del Virginia	—	—	25,000	*	25,000	*
Glauco Lolli-Ghetti	—	—	25,000	*	25,000	*
All officers and directors as a group (7 individuals) (2)	—	—	225,000	9.6%	4,312,500	20.0%

*	Less than one percent.

(1)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination.

(2)	Our sponsor is the record holder of such shares. The sole member of our sponsor is GLD Sponsor Member, LLC. The managing member of GLD Sponsor Member, LLC is Alan H. Ginsburg. As such, Mr. Ginsburg may be deemed to have beneficial ownership of the shares held directly by our sponsor.

(3)	Information based on a Schedule 13G/A filed on February 14, 2022 reporting ownership as of December 31, 2021. Mangrove Partners, serves as the investment manager of Mangrove Partners Master Fund, Ltd., a Cayman Islands limited liability company, is located at c/o Maples Corporate Services, Ltd., PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands KY1-1104, and Nathaniel August, who is the principal of Mangrove Partners, may exercise voting and dispositive power over these shares.

(4)	Information based on a Schedule 13G filed on February 14, 2022 reporting ownership as of December 31, 2021. Antonio Ruiz-Gimenez, serves as the manager member of ATW SPAC Management LLC, a Delaware limited liability company, may exercise voting and dispositive power over these shares.

(5)	Information based on a Schedule 13G filed on February 10, 2022 reporting ownership as of December 31, 2021. Saba Capital Management GP, LLC and may exercise voting and dispositive power over these shares.

(6)	Information based on a Schedule 13G filed on February 10, 2022 reporting ownership as of December 31, 2021.

(7)	Information based on a Schedule 13G filed on February 9, 2022 reporting ownership as of December 31, 2021.

(8)	Information based on a Schedule 13G/A filed on February 2, 2022 reporting ownership as of December 31, 2021.

(9)	Information based on a Schedule 13G filed on January 3, 2022 reporting ownership as of December 23, 2021.

(10)	Information based on a Schedule 13G filed on January 3, 2022 reporting ownership as of December 21, 2021. Oaktree Fund GP, LLC, Oaktree Fund GP I, L.P., Oaktree Capital I, L.P., OCM Holdings I, LLC, Oaktree Holdings, LLC, Oaktree Capital Group, LLC, Oaktree Capital Group Holdings GP, LLC, Brookfield Asset Management Inc., and BAM Partners Trust, may be deemed to have indirect beneficial ownership of the shares held by OCM Value SPAC Holdings L.P.

(11)	Information based on a Schedule 13G filed on December 27, 2021 reporting ownership as of December 21, 2021. The securities are held by one or more private funds, which are managed by Boothbay Fund Management, LLC. Certain subadvisors have been delegated the authority to act on behalf of such private funds. Boothbay Absolute Return Strategies LP is deemed to have beneficial ownership of the 663,300 shares held by Boothbay Fund Management, LLC. Ari Glass, the managing member of Boothbay Fund Management, LLC, are deemed to have indirect beneficial ownership of the shares held by Boothbay Fund Management, LLC.

(12)	Information based on a Schedule 13G filed on December 21, 2021 reporting ownership as of December 21, 2021. Shawn Kimel Investments, Inc., K2 Genpar 2017 Inc. and K2 & Associates Investment Management Inc. are deemed to have indirect beneficial ownership of the shares held by K2 Principal Fund, L.P.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a summary of transactions since our formation on March 31, 2021, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $117,221 or 1% of the average of our total assets as of December 31, 2021, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Founder Shares

On April 5, 2021, our sponsor subscribed to purchase 2,875,000 shares of Class B common stock, par value $0.0001 per share, or the founder shares, for an aggregate price of $25,000, and later transferred a total of 225,000 founder shares to our officers and directors, leaving our sponsor with 2,650,000 founder shares (up to 375,000 of which remain subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). The underwriter exercised its over-allotment option in full on December 21, 2021; thus, these 375,000 founder shares were no longer subject to forfeiture. Ten “qualified institutional buyers” as that term is defined in Rule 144A of the Securities Act or “accredited investors” as that term is defined in Regulation D of the Securities Act (who are not affiliated with any member of our management team), whom we refer to as the anchor investors, have each purchased 9.9% of the units to be sold in the IPO, or 990,000 units, excluding any units sold pursuant to the underwriters’ exercise of their over-allotment option. In connection with the closing of the IPO, our sponsor sold 20,000 founder shares to each anchor investor at a purchase price of approximately $0.0029 per share.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (i) six month year after the completion of the initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the private placement units and the securities underlying such rights will not be transferable, assignable or saleable by our sponsor or its permitted transferees until the later of 30 days after the completion of our initial business combination and one year after the completion of the IPO. Since our sponsor and officers and directors may directly or indirectly own common stock and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Private Placement Shares

Simultaneously with the closing of the IPO, we issued 400,000 private placement units at a price of $10.00 per private placement unit to our sponsor, generating proceeds of $4.0 million. Each private placement unit consist of one share of our Class A common stock and one right entitling the holder to receive one-eighth of one share of Class A common stock at the closing of our initial business combination.

Related Party Loans

On April 6, 2022, our sponsor agreed to loan us up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. On December 17, 2021, our sponsor agreed to increase the principal amount under the promissory note to $400,000. This loan was non-interest bearing and payable on the earlier of the completion of the initial public offering or the date we determine not to conduct an initial public offering. We borrowed $400,000 under the promissory note, and on December 23, 2021, we repaid the promissory note in full.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required, or the working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, we had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on May 1, 2021 and and for up to 18 months (or 13 to 18 months, as applicable) following the completion of the IPO, we will pay our sponsor $20,000 per month for office space and administrative and support services.

Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations targets. Our audit committee will review, on a quarterly basis, all payments that are made to our sponsor, executive officers or directors, or their affiliates.

Registration Rights Agreement

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Registration Rights Agreement” for a description of this agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” and “—Committees of the Board of Directors” for information regarding the independence of the board of directors and the committees of the board of directors.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the period from March 31, 2021 (inception) to December 31, 2021, by Marcum LLP, our independent registered public accounting firm.

March 31, 2021 (inception) to December 31, 2021
Audit Fees	$129,780
Audit-Related Fees	-
Tax Fees	$-
All Other Fees	-
Total Fees	$129,780

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements for the period from March 31, 2021 (inception) through December 31, 2021, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period from March 31, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period from March 31, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the period from March 31, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the closing of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41182	3.1	December 27, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-256473	3.3	November 22, 2021
4.1	Form of Specimen Unit Certificate.	S-1/A	333-256473	4.1	November 22, 2021
4.2	Form of Specimen Class A Common Stock Certificate.	S-1/A	333-256473	4.2	November 22, 2021
4.3	Form of Specimen Right Certificate.	S-1/A	333-256473	4.3	November 22, 2021
4.4	Right Agreement, dated December 20, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-41182	4.1	December 27, 2021
4.5^	Description of Securities.
10.1	Investment Management Trust Agreement, dated December 20, 2021, between Continental Stock Transfer& Trust Company and the Company.	8-K	001-41182	10.2	December 27, 2021
10.2	Registration Rights Agreement, dated December 20, 2021, among the Company, the Sponsor and the other Holders (as defined therein).	8-K	001-41182	10.3	December 27, 2021
10.3	Form of Indemnity Agreement.	S-1/A	333-256473	10.7	November 22, 2021
10.4	Letter Agreement, dated December 20, 2020, by and among the Company, the Sponsor, and each director and officer of the Company	8-K	001-41182	10.1	December 27, 2021
10.5	Subscription Agreement, dated as of April 5, 2021, between the Company and the Sponsor.	S-1/A	333-256473	10.5	November 22, 2021
10.6	Unit Subscription Agreement, dated December 20, 2021, between the Company and the Sponsor.	8-K	001-41182	10.4	December 27, 2021
10.7	Promissory Note, dated as of April 6, between the Company and the Sponsor.	S-1/A	333-256473	10.2	November 22, 2021
10.8	Administrative Support Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-41182	10.5	December 27, 2021

10.9	Form of Investment Agreement by and among the Registrant, Sagaliam Sponsor LLC and each Anchor Investor	S-1/A	333-256473	10.9	November 22, 2021
24.1^	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Filed herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Sagaliam Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**	Attached as Exhibit 101 to this Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Cash Flows, (v) Statements of Stockholders’ Equity; and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2022.

SAGALIAM ACQUISITION CORP.

By:	/s/ BARRY KOSTINER
Name:	Barry Kostiner
Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Barry Kostiner and Thomas W. Neukranz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ Barry Kostiner	Chairman and Chief Executive Officer	April 12, 2022
Barry Kostiner	(Principal Executive Officer and Principal Financing and Accounting Officer)

/S/ Thomas W. Neukranz	Chief Financial Officer and Director	April 12, 2022
Thomas W. Neukranz

/S/ George Caruolo	Director	April 12, 2022
George Caruolo

/S/ Gabriel Del Virginia	Director	April 12, 2022
Gabriel Del Virginia

/S/ Glauco Lolli-Ghetti	Director	April 12, 2022
Glauco Lolli-Ghetti

SAGALIAM ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Sagaliam Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sagaliam Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 31, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination. The Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021 Tampa, FL

April 12, 2022

SAGALIAM ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current Assets
Cash	$762,040
Prepaid expenses – current	201,377
Total current assets	963,417
Prepaid expense – non-current	100,690
Cash held in Trust Account	116,157,019
Total assets	$117,221,126

Liabilities and Stockholders’ Deficit
Accrued expenses	$75,995
Franchise tax payable	150,000
Deferred underwriting fee payable	4,025,000
Total liabilities	$4,250,995
Commitments and Contingencies	-
Class A common stock; 11,500,000 shares, subject to possible redemption at $10.10 per share	116,150,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding —
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 515,000 issued and outstanding	52
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288
Accumulated deficit	(3,180,209)
Total Stockholders’ deficit	(3,179,869)
Total Liabilities and Stockholders’ Deficit	$117,221,126

The accompanying notes are an integral part of the financial statements.

SAGALIAM ACQUISITION CORP.
STATEMENT OF OPERATIONS

For the period from March 31, 2021 (inception) through December 31, 2021

Operating costs	$10,806
Administrative service agreement	160,000
Franchise tax expense	150,000
Total Expenses	320,806
Loss from operations	(320,806)
Other income:
Income earned on marketable securities held in Trust Account	7,019
Total other income	7,019
Net Loss	$(313,787)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	334,545
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(.10)
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	2,837,709
Basic and diluted net loss per ordinary share, non – redeemable ordinary shares	$(.10)

The accompanying notes are an integral part of the financial statements.

SAGALIAM ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from March 31, 2021 (inception) through December 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder’s Shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Representative Shares	115,000	12			1,149,988		1,150,000
Net Proceeds from Sale of Class A Public Rights	—	—	—	—	10,233,712	—	10,233,712
Net Proceeds from Sale of Private Placement Class A Units	400,000	40	—	—	2,776,016	—	2,776,056
Sale of Class B Founder’s Shares to Anchor Investors	—	—	—	—	1,634,620	—	1,634,620
Accretion of Class A Ordinary Shares subject to Possible Redemption	—	—	—	—	(15,819,048)	(2,866,422)	(18,685,470)
Net Loss	—	—	—	—	—	(313,787)	(313,787)
Balance - December 31, 2021	515,000	$52	2,875,000	$288	$—	$(3,180,209)	$(3,179,869)

The accompanying notes are an integral part of the financial statements.

SAGALIAM ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from March 31, 2021 (INCEPTION) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(313,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest income on assets held in trust	(7,019)
Prepaid expenses	(302,067)
Accrued expenses	20,000
Franchise tax payable	150,000
Net cash used in operating activities	(452,873)

Cash flows from Investing Activities:
Cash deposited in Trust Account	(116,150,000)
Cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount paid	113,865,000
Proceeds from the sale of private units	4,000,000
Proceeds from promissory note – related party	147,800
Repayment of promissory note – related party	(364,868)
Offering costs paid	(283,019)
Net cash provided by financing activities	117,364,913

Net Change in Cash	762,040
Cash - Beginning of period	—
Cash - End of period	$762,040

Non-cash investing and financing activities
Issuance of founder’s shares	$25,000
Offering costs included in accrued offering costs	$55,995
Deferred underwriting fee	$4,025,000
Initial classification of Class A Common Stock subject to redemption to temporary equity	$116,150,000
Offering costs paid by Sponsor directly through promissory note	$217,068
Fair value of founder’s shares transferred to anchor investors	$1,634,620
Issuance of representative shares	$1,150,000

The accompanying notes are an integral part of the financial statements.

Note 1 – Description of Organization and Business Operations and Liquidity

Sagaliam Acquisition Corp. (the “Company”) is a blank check company incorporated in the state of Delaware on March 31, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”).

The Company has selected December 31 as its fiscal year end.

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period from March 31, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering and search for a business combination target.

The registration statement for the Company’s initial public offering was declared effective on December 20, 2021. On December 23, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s Sponsor, Sagaliam Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,000,000, which is described in Note 4.

Transaction costs amounted to $8,525,729, consisting of $4,025,000 of deferred underwriting fees, $1,150,000 for the fair value of Class A shares issued to underwriter as representative shares (see Note 6), $1,634,620 for the fair value of the Founder Shares in excess of amounts paid by anchor investors (see Note 5), and $566,109 of offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

Following the closing of the initial public offering on December 23, 2021, an amount of $10.10 per unit or an aggregate of $116,150,000 has been placed in a trust account , (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $150,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the Private Placement Units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 12 months (or 13 to 18 months, as applicable) from the closing of this offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

Note 1 – Description of Organization and Business Operations and Liquidity (cont.)

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity as of the Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has 12 months from the closing of the Public Offering, unless such period is extended. If the Company has executed a definitive agreement and filed a proxy statement for an initial business combination within 12 months from the closing of the Public Offering, the period of time the Company will have to consummate an initial business combination will be automatically extended by an additional four months to an aggregate of 16 months without additional cost. However, if the Company is not able to consummate an initial business combination within 12 months and the Company has not entered into a definitive agreement or filed a proxy statement for an initial business combination by such date, the Company may, by resolution of the board if requested by the sponsor, extend the time available to consummate an initial business combination for an additional three months up to two times (for a total of 18 months to complete a business combination) by paying into the trust account $1,150,000 ($0.10 per share in either case) on or prior to the date of the deadline. The Company will only be able to extend the period of time to consummate a business combination by an additional three months two times (for a total of six months) (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes (less up to $150,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, which will expire worthless if the Company fails to complete an initial business combination within the Combination Period.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Note 1 – Description of Organization and Business Operations and Liquidity (cont.)

Liquidity, Capital Resources, and Going Concern

As of December 31, 2021, the Company had $762,040 in its operating bank accounts, $116,157,019 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $737,422.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 23, 2023 (12 months from Public Offering plus extension periods as discussed above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 23, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 23, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of June 23, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Note 2 – Significant Accounting Policies (cont.)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U. S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of December 31, 2021, the Company had $116,157,019 in cash held in the Trust Account.

Note 2 – Significant Accounting Policies (cont.)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $8,525,729 consisting of $1,150,000 of underwriting fees, $4,025,000 of deferred underwriting fees, $1,150,000 for underwriting related costs recognized for representative shares, $1,634,620 for the fair value of the Founder Shares in excess of amounts paid by anchor investors (see Note 5), and $566,109 of other offering costs.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on March 31, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Note 2 – Significant Accounting Policies (cont.)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and loses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Non-redeemable ordinary shares include Founder, Private Placement, and Representative Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the period March 31, 2021 (inception) to December 31, 2021. Accretion associated with the redeemable ordinary shares is excluded from income loss per ordinary share as the redemption amount approximates fair value.

The calculation of diluted net loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,487,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then shares in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share:

For the period beginning March 31, 2021 (inception)

to December 31, 2021

	Class A ordinary shares	Non-redeemable ordinary shares

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(33,092)	$(280,695)
Denominator:
Basic and diluted weighted average shares outstanding	334,545	2,837,709
Basic and diluted net loss per share	$(0.10)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, at a purchase price of $10.00 per Unit. Each unit consists of one share of Class A common stock, and one right (“Public Right”). Each Public Right will entitle the holder to receive one-eighth of one share of Class A common stock at the closing of a Business Combination. (See Note 7).

Note 4 – Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,000,000. Each Private Right consists of one share of Class A common stock (“Private Placement Share”) and one right (“Private Placement Right”). Each Private Placement Right entitles the holder to receive one-eighth of one share of Class A common stock at the closing of a Business Combination.

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination during the Combination Period or (B) with respect to any other provision relating to stockholders rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete its initial business combination during the Combination Period. In addition, the Company’s Sponsor, officers and directors have agreed to vote any Founder Shares and Private Placement Shares held by them and any public shares purchased during or after the Proposed Public Offering (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

Note 5 – Related Party Transactions

Founder Shares

On April 5, 2021, the Company issued 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for $25,000 in cash, or approximately $0.009 per share, in connection with formation (up to 375,000 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full or in part). Thereafter, the Sponsor transferred a total of 225,000 Founder Shares to the Company’s officers and director nominees. The transfer of the Founder Shares to the officers and director nominees is within the scope of FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these individuals are forfeited if their status as officer or director is terminated for any reason prior to the date of the initial business combination, and as such, there has been no stock-based compensation expense recognized in the accompanying financial statements. The Sponsor and the Company’s officers and director nominees will collectively own 20% of the Company’s issued and outstanding shares after the Public Offering (assuming that none of the Sponsor and the Company’s officers and director nominees purchase any Public Shares in the Public Offering and excluding the Private Placement Shares and Representative’s Shares (as defined below). All share and per-share amounts have been retroactively restated.

Note 5 – Related Party Transactions (cont.)

Founder Shares (cont.)

The initial holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares until the earlier of (i) one year after the date of the consummation of the Company’s initial business combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the Company’s initial business combination, the Founder Shares will no longer be subject to such transfer restrictions.

A total of ten anchor investors each purchased an allocation of units as determined by the underwriters, in the Initial Public Offering at the offering price of $10.00 per unit. Pursuant to such units, the anchor investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders. Further, the anchor investors are not required to (i) hold any units, Class A common stock or rights they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A common stock they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their public shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A common stock underlying the units purchased in the Initial Public Offering as the rights afforded to the Company’s other public shareholders.

Each anchor investor entered into separate investment agreements with the Company and the Sponsor pursuant to which each anchor investor purchased a specified number of Units for an aggregate of 990,000 Units at a purchase price of $10.00 per unit. In addition, the Sponsor sold the ten anchor investors an aggregate of 200,000 of Founder Shares at a purchase price of $0.0029 per share. Pursuant to the investment agreements, the anchor investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them the same lock-up restrictions as the Founder Shares held by the Sponsor.

The Company estimated the fair value of the 200,000 Founder Shares attributable to the anchor investors to be worth approximately $1,635,200 or $8.176 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $580 was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This unsecured loan was non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid on December 23, 2021, upon the closing of the Initial Public Offering.

Administrative Support Agreement

The Company has entered into an agreement with the Sponsor commencing May 1, 2021, to pay a total of 20,000 per month for officer’s salaries, office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Note 5 – Related Party Transactions (cont.)

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to 1,500,000 of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2021 the Company had no borrowings under the Working Capital Loans.

Note 6 – Commitments and Contingencies

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units and rights may be issued Units upon conversion of Working Capital Loans to Class A common stock issuable upon the exercise of the Private Placement statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of one percent (1%) of the gross proceeds of the Public Offering, or $1,150,000. The Company has also agreed to issue to EF Hutton, the representative of underwriters, and/or its designees, 115,000 shares of the Class A common stock (the “Representative’s shares”) upon the consummation of this offering, as compensation in connection with this offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 – Stockholders’ Equity

Class A Common Stock – The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were 515,000 Class A common stock issued and outstanding, excluding 11,500,000 Class A common stock subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. At December 31, 2021, there were 2,875,000 Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering (not including the Private Placement Shares and Representative’s Shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any units issued to the Sponsor, its affiliates or certain of officers and directors upon conversion of working capital loans made to the Company).

Note 7 – Stockholders’ Equity (cont.)

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote, except as required by law or the Company’s amended and restated certificate of incorporation.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preferred shares issued or outstanding.

Rights – Each holder of a right will automatically receive one-eighth (1/8) of one share of Class A common stock upon consummation of a Business Combination, except in cases where we are not the surviving company in a business combination or the registered holder of a certificated right fails to tender their original rights certificate, and even if the holder of such right redeemed all shares of Class A common stock held by it in connection with a Business Combination.

No additional consideration will be required to be paid by a holder of Public Rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Proposed Public Offering.

If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of shares of Class A common stock will receive in the transaction on an as-exchanged for Class A common stock basis, and each holder of a Public Right will be required to affirmatively exchange its Public Rights in order to receive the 1/8 share underlying each Public Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Public Rights holder will be required to indicate its election to exchange the Public Right for the underlying shares as well as to return the original rights certificates to the Company within a fixed period of time after which period the rights will expire worthless.

Pursuant to the rights agreement, a rights holder may exchange rights only for a whole number of shares of Class A common stock. This means that the Company will not issue fractional shares in connection with an exchange of rights and rights may be exchanged only in multiples of 8 rights (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Dividends

The Company has not paid any cash dividends on the common stock to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

Note 8 - Income Tax

The Company’s net deferred tax assets (liability) at December 31, 2021 is as follows:

December 31,
2021
Deferred tax assets
Net operating loss carryforward	$30,026
Startup/Organization Expenses	35,869
Total deferred tax assets
Valuation Allowance	(65,895)
Deferred tax assets, net of allowance	$—

The income tax provision for the period from March 31, 2021 (inception) through December 31, 2021 consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	(65,895)

State
Current	—
Deferred	—

Change in valuation allowance	65,895

Income tax provision	$—

As of December 31, 2021, the Company has $142,982 of U.S. federal net operating loss carryovers, which can be carried forward indefinitely, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 31, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $65,895.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021

Statutory federal income tax rate	21.0%
Valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

