Form 10-Q
period 2022-03-31
Sagaliam Acquisition Corp
filed 2022-05-13
CIK 1855351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-41182

Sagaliam Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-3006717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1800 Avenue of the Stars, Suite 1475

Los Angeles, CA (90067)

(Address of Principal Executive Offices, including zip code)

(213) 616-0011

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, and right	SAGAU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	SAGA	The Nasdaq Stock Market LLC
Rights included as part of the units	SAGAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 13, 2022 there were 12,015,000 shares of Class A common stock (including 11,500,000 shares of Class A common stock subject to redemption and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.)

Table of Contents

SAGALIAM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statement of Operations for the Three Months Ended March 31, 2022 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 (unaudited) and for the period March 31, 2021 (inception) through December 31, 2021 (audited)	3

	Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Control and Procedures	18

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SAGALIAM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

March 31, 2022

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current Assets
Cash	$402,744	$762,040
Prepaid expenses – current	246,002	201,377
Total current assets	648,746	963,417
Prepaid expense – non-current	50,346	100,690
Marketable securities held in Trust Account	116,124,469	116,157,019
Total assets	$116,823,561	$117,221,126

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$367,090	$225,995
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	4,392,090	4,250,995
Commitments and Contingencies		—
Class A common stock; 11,500,000 shares, subject to possible redemption at $10.10 per share	116,150,000	116,150,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 515,000 issued and outstanding	52	52
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	288	288

Accumulated deficit	(3,718,869)	(3,180,209)
Total Stockholders’ deficit	(3,718,529)	(3,179,869)
Total Liabilities and Stockholders’ Deficit	$116,823,561	$117,221,126

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2022

(unaudited)

Operating and formation costs	$506,110
Loss from operations	(506,110)
Other loss:
Loss on marketable securities held in trust account	(32,550)
Total other loss	(32,550)
Net Loss	$(538,660)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	11,500,000
Basic and diluted net loss per Class A common stock subject to possible redemption	$(0.04)
Basic and diluted weighted average shares outstanding of non-redeemable common stock	$3,390,000
Basic and diluted net loss per non – redeemable common stock	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

CONDENSED STATEMENt OF CHANGES STOCKHOLDERS’ DEFICIT

for the THree months ended march 31, 2022

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	515,000	$52	2,875,000	$288	$—	$(3,180,209)	$(3,179,869)

Net Loss	—	—	—	—	—	(538,660)	(538,660)
Balance – March 31, 2022	515,000	$52	2,875,000	$288	$—	$(3,718,869)	$(3,718,529)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from March 31, 2021 (inception) through December 31, 2021 (AUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder’s Shares to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Representative Shares	115,000	12			1,149,988		1,150,000
Net Proceeds from Sale of Class A Public Rights	—	—	—	—	10,233,712	—	10,233,712
Net Proceeds from Sale of Private Placement Class A Units	400,000	40	—	—	2,776,016	—	2,776,056
Sale of Class B Founder’s Shares to Anchor Investors	—	—	—	—	1,634,620	—	1,634,620
Remeasurement of Class A common stock subject to Possible Redemption	—	—	—	—	(15,819,048)	(2,866,422)	(18,685,470)
Net Loss	—	—	—	—	—	(313,787)	(313,787)
Balance - December 31, 2021	515,000	$52	2,875,000	$288	$—	$(3,180,209)	$(3,179,869)

The accompanying notes are an integral part of the unaudited and condensed financial statements.

Sagaliam ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(538,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Investment (income) loss on marketable securities held in trust	32,550
Prepaid expenses	5,719
Accounts payable and Accrued expenses	141,095
Net cash used in operating activities	(359,296)

Net Change in Cash	(359,296)
Cash - Beginning of period	762,040
Cash - End of period	$402,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations and Liquidity

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

As of March 31, 2022 and December 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for a business combination target. The Company will not generate any operating revenues until its initial business combination. The registration statement for the Company’s Initial Public Offering was declared effective on December 20, 2021. On December 23, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2022 and December 31, 2021, the Company had $402,744 and $762,040, respectively, in its operating bank accounts, and working capital of $281,656 and $734,422, respectively.

Until the consummation of a Business Combination, the Company will be using the funds in operating accounts for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

Note 2 – Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying condensed statement of operations and statement of cash flows do not include comparative information for the one day period of March 31, 2021, as there were no income/expense or cash transactions on that date.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in U. S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of March 31, 2022 and December 31, 2021, the Company had $116,124,469 and $116,157,019, respectively in marketable securities held in the Trust Account.

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

As of March 31, 2022 and December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on March 31, 2021, the evaluation was performed for the 2021 and upcoming 2022 tax years which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and loses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Non-redeemable ordinary shares include Founder, Private Placement, and Representative Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the quarter ended March 31, 2022 (inception) to December 31, 2021. Accretion associated with the redeemable ordinary shares is excluded from income loss per ordinary share as the remeasurement amount approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,487,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then shares in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The table represents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock:

For the three-month period ended March 31, 2022

	Class A common stock	Non-redeemable common stock

Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(416,024)	$(122,636)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,390,000
Basic and diluted net loss per common stock	$(0.04)	$(0.04)

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

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination during the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete its initial business combination during the Combination Period. In addition, the Company’s Sponsor, officers and directors have agreed to vote any Founder Shares and Private Placement Shares held by them and any public shares purchased during or after the Proposed Public Offering (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

Note 5 – Related Party Transactions

Founder Shares

On April 5, 2021, the Company issued 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for $25,000 in cash, or approximately $0.009 per share, in connection with formation (up to 375,000 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option is not exercised in full or in part). Thereafter, the Sponsor transferred a total of 225,000 Founder Shares to the Company’s officers and director nominees. The transfer of the Founder Shares to the officers and director nominees is within the scope of FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these individuals are forfeited if their status as officer or director is terminated for any reason prior to the date of the initial business combination, and as such, there has been no stock-based compensation expense recognized in the accompanying financial statements. The Sponsor and the Company’s officers and director nominees will collectively own 20% of the Company’s issued and outstanding shares after the Public Offering (assuming that none of the Sponsor and the Company’s officers and director nominees purchase any Public Shares in the Public Offering and excluding the Private Placement Shares and Representative’s Shares (as defined below). All share and per-share amounts have been retroactively restated

The initial holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares until the earlier of (i) one year after the date of the consummation of the Company’s initial business combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the Company’s initial business combination, the Founder Shares will no longer be subject to such transfer restrictions.

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

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This unsecured loan was non-interest bearing and is payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid on December 23, 2021, upon the closing of the Initial Public Offering.

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

As of March 31, 2022 and December 31, 2021 the Company had no borrowings under the Working Capital Loans.

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

Note 7 – Stockholder’s Equity

Class A Common Stock – The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 515,000 Class A common stock issued and outstanding, excluding 11,500,000 Class A common stock subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 2,875,000 Class B common stock issued and outstanding.

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

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Sagaliam Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Sagaliam Sponsor LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans, objectives of management for future operations and the proposed Transactions with TMTG (as described below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, o the Risk Factors section of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was related to our formation and Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 31, 2021 (inception) through December 31, 2021, we had net loss of $313,787, which consisted of $10,806 in operating costs, $160,000 in general and administrative expenses, $150,000 in franchise tax expense, offset by $7,019 in income earned on marketable securities held in trust account.

For the three months from January 1, 2022 through March 31, 2022, we had a net loss of $538,660, which consists of $506,110 in operating costs and $32,550 in loss on marketable securities held in trust account.

Liquidity and Capital Resources

On December 23, 2021, we consummated our Initial Public Offering of 11,500,000 units, including 1,500,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A capital stock, par value $0.0001 and one right, with each right entitling the holder to receive one-eighth (1/8) of one share of Class A common stock. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115.0 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 units at a price of $10.00 per unit in a private placement to our sponsor, generating gross proceeds of $4.0 million. In connection with the consummation of the Initial Public Offering, we issued to the representative and/or its designees 115,000 representative’s shares.

Upon the closing of the Initial Public Offering and the private placement, $116.15 million ($10.10 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds from the private placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. We incurred $8,525,729 in Initial Public Offering related transaction costs, including $4,025,000 of deferred underwriting fees, 1,150,000 for the fair value of shares of Class A common stock issued to underwriters as representative shares, $1,634,620 for the fair value of the founder shares in excess of amounts paid by anchor investors, and $566,109 of offering costs.

For the three months ended March 31, 2022, we had net loss of $538,660, which consists of $506,110 in operating costs and $32,550 in loss on marketable securities held in trust account.

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

As of March 31, 2022 and December 31, 2021, we had $402,744 and $762,040, respectively, in our operating bank accounts, $116,124,469 and $116,157,019, respectively, in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital of $281,656 and $737,422, respectively. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than, an agreement to pay our sponsor a monthly fee of $20,000 for cash salary, office space, utilities, secretarial, and administrative support services. We began incurring these fees on May 1, 2021 and will continue to incur these fees monthly for up to 12 months (or 13 to 18 months as applicable) following the completion of the Initial Public Offering.

The underwriters are entitled to a deferred fee of $0.35 per unit, up to $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete the initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Marketable Securities Held in Trust Account

At March 31, 2022, all of the assets held in the Trust Account were invested in U. S. Treasury securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of March 31, 2022, we had $116,124,469 in marketable securities held in the Trust Account.

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

As of March 31, 2022, 11,500,000 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Mr. Barry Kostiner, our Chief Executive Officer and one of our Directors, is a named defendant in an ongoing legal proceeding which is described below.

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

On August 12, 2021, the trustee filed a Motion for the Entry of an Order Pursuant to Bankruptcy Rule 9019 Approving Settlement with Mr. Kostiner. Under the terms of the proposed settlement, Mr. Kostiner would pay the trustee $35,000 in exchange for dismissal with prejudice from the suit and the exchange of mutual releases (the “Proposed Settlement”). The trustee and Mr. Kostiner each concluded that the Proposed Settlement was in their respective best interests in light of, among other things, the contested nature of the Bankruptcy Complaint, the costs that both parties would incur in connection with the litigation of same, the uncertain likelihood of recovery following protracted litigation and Mr. Kostiner’s financial condition. On September 3, 2021, the Bankruptcy Court issued an order approving the settlement, and on November 18, 2021, the Bankruptcy Court issued an order granting the motion to voluntarily dismiss the proceeding against Mr. Kostiner.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. As of the date of this document, there have been no material changes to the risk factors disclosed in our final prospectus dated December 20, 2021 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Simultaneously with the closing of the Initial Public Offering, our sponsor purchased an aggregate of 400,000 private units in a private placement at a price of $10.00 per unit, for an aggregate purchase price of $4,000,000. The private placement units are identical to the units sold in the IPO, except they and the underlying securities are subject to certain transfer restrictions and entitled to certain registration rights as described in this report.

Ten “qualified institutional buyers” as that term is defined in Rule 144A of the Securities Act or “accredited investors” as that term is defined in Regulation D of the Securities Act (who are not affiliated with any member of our management team), whom we refer to as the anchor investors, have each purchased 9.9% of the units sold in the Initial Public Offering, or 990,000 units, excluding any units sold pursuant to the underwriters’ exercise of their over-allotment opinion. As each anchor investor purchased 100% of the units allocated to it, in connection with the closing of the Initial Public Offering, our sponsor sold 20,000 founder shares to each anchor investor, or an aggregate of 200,000 founder shares to all ten anchor investors, at a purchase price of approximately $0.0029 per share.

Use of Proceeds from Registered Offering

On December 23, 2021, we consummated our Initial Public Offering of 11,500,000 units, including 1,500,000 units issued to underwriters upon full exercise of their over-allotment option. EF Hutton, division of Benchmark Investments, LLC, acted as the representative of several underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256473). The SEC declared the registration statement effective on December 20, 2021.

In connection with the Initial Public Offering, we incurred offering costs of approximately $8,525,729, including $1,150,000 of underwriting fees, $4,025,000 of deferred underwriting fees, $1,150,000 for the fair value of Class A shares issued to underwriter as representative shares, $1,634,620 for the fair value of the Founder Shares in excess of amounts paid by anchor investors, and $566,109 of other offering costs. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. A total of $116,150,000 of the proceeds from the Initial Public Offering and the sale of the private placement units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in our final prospectus related to the Initial Public Offering.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 20, 2021, by and between the Registrant and EF Hutton, a division of Benchmark Investments, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

3.1†	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment to Registration Statement on Form S-1 (File No. 333-256473) filed with the Commission on November 22, 2021).

4.1	Right Agreement, dated December 20, 2021 by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.1	Letter Agreement, December 20, 2021, by and among the Registrant, its officers and directors, and Sagaliam Sponsor LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2021).

10.2	Investment Management Trust Agreement, dated December 20, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.3	Registration Rights Agreement, dated December 20, 2021, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.4	Unit Subscription Agreement, dated December 20, 2021, by and between the Registrant and Sagailam Sponsor LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.5	Administrative Support Agreement by and between the Registrant and Sagaliam Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

*	Filed herewith.

**	Furnished herewith.

†     Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b) (2). The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon its request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGALIAM ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Thomas W. Neukranz
	Name:	Thomas W. Neukranz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

