Form 10-Q
period 2022-06-30
Sagaliam Acquisition Corp
filed 2022-08-15
CIK 1855351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 12,015,000 shares of Class A common stock (including 11,500,000 shares of Class A common stock subject to redemption and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding).

SAGALIAM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the period March 31, 2021 (Inception) through June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 (unaudited) and for the period March 31, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period March 31, 2021 (inception) through June 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SAGALIAM ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$243,090	$762,040
Prepaid expenses	231,127	201,377
Total Current Assets	474,217	963,417
Prepaid expenses – non-current	—	100,690
Marketable securities held in Trust Account	116,277,311	116,157,019
TOTAL ASSETS	$116,751,528	$117,221,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, accrued expenses	$455,064	$225,995
Total Current Liabilities	455,064	225,995
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,480,064	4,250,995
Commitments and Contingencies
Class A common stock, 11,500,000 shares, subject to possible redemption at $10.10 per share	116,150,000	116,150,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 515,000 issued and outstanding	52	52
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Accumulated deficit	(3,878,876)	(3,180,209)
Total Stockholders’ Deficit	(3,878,536)	(3,179,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,751,528	$117,221,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	For the period from March 31, 2021 (inception) through June 30, 2021
Formation and operating costs	$(312,849)	$(818,959)	$(41,356)
Loss from operations	(312,849)	(818,959)	(41,356)
Other income:
Interest earned on marketable securities held in Trust Account, net	152,842	120,292	—
Net loss	$(160,007)	$(698,667)	$(41,356)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,500,000	11,500,000	—
Basic and diluted net loss per Class A common stock subject to possible redemption	$(0.01)	$(0.05)	$—
Basic and diluted weighted average shares outstanding of non-redeemable common stock	$3,390,000	$3,390,000	$2,500,000
Basic and diluted net loss per non-redeemable common stock	$(0.01)	$(0.05)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

CONDENSED STATEMENts OF CHANGES in STOCKHOLDERS’ DEFICIT

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock Issued		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	515,000	$52	2,875,000	$288	$—	$(3,180,209)	$(3,179,869)
Net loss			—	—	—	(538,660)	(538,660)
Balance – March 31, 2022	515,000	$52	2,875,000	$288	$—	$(3,718,869)	$(3,718,529)
Net loss			—	—	—	(160,007)	(160,007)
Balance – June 30, 2022	515,000	$52	2,875,000	$288	$—	$(3,878,876)	$(3,878,536)

THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(41,356)	(41,356)
Balance - June 30, 2021	2,875,000	$288	$24,712	$(41,356)	$(16,356)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Sagaliam ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	For the period March 31, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(698,667)	$(41,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities held in Trust Account	(120,292)	—
Changes in operating assets and liabilities:
Prepaid expenses	70,940	—
Management fees accrued to promissory note – related party	—	40,000
Accounts payable and accrued expenses	229,069	—
Net cash used in operating activities	(518,950)	(1,356)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note – related party	—	138,502
Payment of offering costs	—	(160,265)
Net cash provided by financing activities	—	3,237

Net (decrease)/increase in cash	(518,950)	$1,881
Cash – Beginning	762,040	—
Cash – Ending	$243,090	$1,881

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$229,061
Deferred offering costs paid by promissory note to related party	$—	$48,502
Management fees accrued to promissory note to related party	$—	$40,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for a business combination target. The Company will not generate any operating revenues until its initial business combination. The registration statement for the Company’s Initial Public Offering was declared effective on December 20, 2021. On December 23, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on December 23, 2021, an amount of $10.10 per unit or an aggregate of $116,150,000 has been placed in a trust account, (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $150,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the Private Placement Units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 12 months (or up to 18 months, as applicable) from the closing of this offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek a stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of Class A common stock subject to redemption are recorded at a redemption value and classified as temporary equity as of the Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022 and December 31, 2021, the Company had $243,090 and $762,040, respectively, in its operating bank accounts, and working capital of $19,153 and $734,422, respectively.

Until the consummation of a Business Combination, the Company will be using the funds in operating accounts for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 23, 2022 (12 months from Public Offering plus extension periods as discussed above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 23, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 23, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 23, 2022.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 – Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying condensed statements of operations and statements of cash flows do not include comparative information for the one-day period of March 31, 2021, as there were no income/expense or cash transactions on that date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in U. S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of June 30, 2022 and December 31, 2021, the Company had $116,277,311 and $116,157,019, respectively in marketable securities held in the Trust Account.

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

As of June 30, 2022 and December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period (less a provision of $150,000 for the payment of dissolution expenses on any aggregate interest not released by the Company to pay income and franchise taxes).

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value.

There were no adjustments to the carrying value of Class A common stock subject to possible redemption for the three and six months ended June 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share .” Income and loses are shared pro rata between Class A common stock subject to possible redemption and non-redeemable common stock. Non-redeemable common stock include Founder, Private Placement, and Representative Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the three months ended June 30, 2022, six months ended June 30, 2022 and the period March 31, 2021 (inception) through December 31, 2021, respectively.

The calculation of diluted loss per common stock does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,487,500 common stock since the conversion of the rights into common stock is contingent upon the occurrence of future events. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then shares in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The table represents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022		For the period March 31, 2021 (Inception) through June 30, 2021
	Class A common stock	Non- redeemable common stock	Class A common stock	Non- redeemable common stock	Class A common stock	Non- redeemable common stock

Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(123,578)	$(36,429)	$(539,602)	$(159,065)	—	$(41,356)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,390,000	11,500,000	3,390,000	—	2,500,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.05)	$(0.05)	—	$(0.02)

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

Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Note 5 – Related Party Transactions

Founder Shares

On April 5, 2021, the Company issued 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for $25,000 in cash, or approximately $0.009 per share, in connection with formation. Thereafter, the Sponsor transferred a total of 225,000 Founder Shares to the Company’s officers and director nominees. The transfer of the Founder Shares to the officers and director nominees is within the scope of FASB ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these individuals are forfeited if their status as officer or director is terminated for any reason prior to the date of the initial business combination, and as such, there has been no stock-based compensation expense recognized in the accompanying financial statements. The Sponsor and the Company’s officers and director nominees will collectively own 20% of the Company’s issued and outstanding shares after the Public Offering (assuming that none of the Sponsor and the Company’s officers and director nominees purchase any Public Shares in the Public Offering and excluding the Private Placement Shares and Representative’s Shares (as defined below). All share and per-share amounts have been retroactively restated

The initial holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares until the earlier of (i) one year after the date of the consummation of the Company’s initial business combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the Company’s initial business combination, the Founder Shares will no longer be subject to such transfer restrictions.

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

The outstanding balance under the Promissory Note was repaid on December 23, 2021, upon the closing of the Initial Public Offering.There are not outstanding balances on the Promissory Note as of June 30, 2022 and December 31, 2021.

Administrative Support Agreement

The Company has entered into an agreement with the Sponsor commencing May 1, 2021, to pay a total of 20,000 per month for officer’s salaries, office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.The fees for the three months ended June 30, 2022 and the six months ended June 30, 2022 were $60,000 and $120,000, respectively. The fees for the period from March 31, 2021 to June 30, 2021 were $40,000. As of June 30, 2022 there were no outstanding balances due the Sponsor.

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

As of June 30, 2022 and December 31, 2021 the Company had no borrowings under the Working Capital Loans.

Note 6 – Commitments and Contingencies

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units and rights may be issued Units upon conversion of Working Capital Loans to Class A common stock issuable upon the exercise of the Private Placement statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of one percent (1%) of the gross proceeds of the Public Offering, or $1,150,000. The Company has also agreed to issue to EF Hutton, the representative of underwriters, and/or its designees, 115,000 shares of the Class A common stock (the “Representative’s shares”) upon the consummation of the offering, as compensation in connection with the offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 – Stockholder’s Equity

Class A Common Stock – The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 515,000 Class A common stock issued and outstanding, excluding 11,500,000 Class A common stock subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 2,875,000 Class B common stock issued and outstanding.

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

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans, objectives of management for future operations and the proposed Transactions with TMTG (as described below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was related to our formation and Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months from January 1, 2022 through June 30, 2022, we had a net loss of $698,667, which consists of $818,959 in formation and operating costs and $120,292 in interest earned on marketable securities held in trust account.

For the period April 1, 2022 through June 30, 2022, we had a net loss of $160,007, which consists of $312,849 in operating costs and $152,842 in interest earned from marketable securities held in trust account. For the period March 31, 2021 through June 30, 2021 we had a net loss of $41,356 which consists of formation and operating costs.

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

As of June 30, 2022 and December 31, 2021, we had $243,090 and $762,040, respectively, in our operating bank accounts, $116,277,311 and $116,157,019, respectively, in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital of $19,153 and $737,422, respectively. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 23, 2022 (12 months from Public Offering plus extension periods as discussed above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 23, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 23, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 23, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than, an agreement to pay our sponsor a monthly fee of $20,000 for cash salary, office space, utilities, secretarial, and administrative support services. We began incurring these fees on May 1, 2021 and will continue to incur these fees monthly for up to 12 months (or up to 18 months as applicable) following our completion of the Initial Public Offering.

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

Critical Accounting Policies

Marketable Securities Held in Trust Account

At June 30, 2022, all of the assets held in the Trust Account were invested in U.S. Treasury securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of June 30, 2022, we had $116,277,311 in marketable securities held in the Trust Account.

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

As of June 30, 2022, 11,500,000 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 20, 2021, by and between the Registrant and EF Hutton, a division of Benchmark Investments, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

3.1†	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment to Registration Statement on Form S-1 (File No. 333-256473) filed with the Commission on November 22, 2021).

4.1	Right Agreement, dated December 20, 2021 by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.1	Letter Agreement, December 20, 2021, by and among the Registrant, its officers and directors, and Sagaliam Sponsor LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2021).

10.2	Investment Management Trust Agreement, dated December 20, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.3	Registration Rights Agreement, dated December 20, 2021, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.4	Unit Subscription Agreement, dated December 20, 2021, by and between the Registrant and Sagaliam Sponsor LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.5	Administrative Support Agreement by and between the Registrant and Sagaliam Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

*	Filed herewith.

**	Furnished herewith.

†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b) (2). The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon its request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGALIAM ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Thomas W. Neukranz
	Name:	Thomas W. Neukranz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

