Form 10-Q
period 2022-09-30
Sagaliam Acquisition Corp
filed 2022-11-14
CIK 1855351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 12,015,000 shares of Class A common stock (including 11,500,000 shares of Class A common stock subject to redemption and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding).

SAGALIAM ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the Three and Nine months Ended September 30, 2022 and for the three months ended September 30, 2021and the period March 31, 2021 (Inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine months Ended September 30, 2022 (unaudited) and for three months ended September 30, 2021 and the period March 31, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine months Ended September 30, 2022 and for the period March 31, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements[NTD: Company/Marcum to update]

SAGALIAM ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$108,353	$762,040
Prepaid expenses	165,907	201,377
Total Current Assets	274,260	963,417
Prepaid expenses – non-current	—	100,690
Marketable securities held in Trust Account	116,593,288	116,157,019
TOTAL ASSETS	$116,867,548	$117,221,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$832,533	$225,995
Promissory note – related party	175,000	—
Total Current Liabilities	1,007,533	225,995
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	5,032,533	4,250,995
Commitments and contingencies
Class A common stock, 11,500,000 shares subject to possible redemption at $10.10 per share	116,150,000	116,150,000
Stockholders’ Deficit
Preferred stock, $.0001 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Class A common stock, $.0001 par value, 100,000,000 shares authorized, 515,000 shares issued and outstanding	52	52
Class B common stock, $.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288

Accumulated deficit	(4,315,325)	(3,180,209)
Total Stockholders’ Deficit	(4,314,985)	(3,179,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,867,548	$117,221,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	For the Period from March 31, 2021 (Inception) Through September 30, 2021	Three Months Ended September 30, 2021

Formation and operating costs	$(958,629)	$(1,777,588)	$(101,818)	$(60,462)
Loss from operations	(958,629)	(1,777,588)	(101,818)	(60,462)
Other income:
Interest earned on marketable securities held in Trust Account, net	522,180	642,473	—	—
Net loss	$(436,449)	$(1,135,115)	$(101,818)	$(60,462)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,500,000	11,500,000	—	—
Basic and diluted net loss per Class A common stock subject to possible redemption	$(0.03)	$(0.08)	$—	$—
Basic and diluted weighted average shares outstanding of non-redeemable common stock	3,390,000	3,390,000	2,500,000	2,500,000
Basic and diluted net loss per non-redeemable common stock	$(0.03)	$(0.08)	$(0.04)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	515,000	$52	2,875,000	$288	$—	$(3,180,209)	$(3,179,869)
Net loss	—	—	—	—	—	(538,660)	(538,660)
Balance — March 31, 2022	515,000	$52	2,875,000	$288	$—	$(3,718,869)	$(3,718,529)
Net loss			—	—	—	(160,007)	(160,007)
Balance — June 30, 2022	515,000	$52	2,875,000	$288	—	$(3,878,876)	$(3,878,536)
Net loss			—	—	—	(436,449)	(436,449)
Balance — September 30, 2022	515,000	$52	2,875,000	$288	$—	$(4,315,325)	$(4,314,985)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(41,356)	(41,356)
Balance – June 30, 2021	2,875,000	$288	$24,712	$(41,356)	$(16,356)
Net loss	—	—	—	(60,462)	(60,462)
Balance – September 30, 2021	2,875,000	$288	$24,712	$(101,818)	$(76,818)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30, 2022	For the period March 31, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,135,115)	$(101,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities held in Trust Account	(436,269)	—
Changes in operating assets and liabilities:
Prepaid expenses	136,161	—
Management fees accrued to promissory note – related party	—	100,000
Accounts payable and accrued expenses	606,536	—
Net cash used in operating activities	(828,687)	(1,818)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note - related party	175,000	162,032
Payment of offering costs	—	(178,795)
Net cash provided by financing activities	175,000	8,237

Net (decrease)/increase in cash	$(653,687)	$6,419
Cash – Beginning	762,040	—
Cash – Ending	$108,353	$6,419

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$214,061
Deferred offering costs paid by promissory note to related party	$—	$67,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for a business combination target. The Company will not generate any operating revenues until its initial business combination. The registration statement for the Company’s Initial Public Offering was declared effective on December 20, 2021. On December 23, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

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

The Company has 12 months from the closing of the Public Offering, unless such period is extended. If the Company has executed a definitive agreement and filed a proxy statement for an initial business combination within 12 months from the closing of the Public Offering, the period of time the Company will have to consummate an initial business combination will be automatically extended by an additional four months to an aggregate of 19 months without additional cost. However, if the Company is not able to consummate an initial business combination within 12 months and the Company has not entered into a definitive agreement or filed a proxy statement for an initial business combination by such date, the Company may, by resolution of the board if requested by the sponsor, extend the time available to consummate an initial business combination for an additional three months up to two times (for a total of 18 months to complete a business combination) by paying into the trust account $1,150,000 ($0.10 per share in either case) on or prior to the date of the deadline. The Company will only be able to extend the period of time to consummate a business combination by an additional three months two times (for a total of nine months) (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes (less up to $150,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, which will expire worthless if the Company fails to complete an initial business combination within the Combination Period.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022 and December 31, 2021, the Company had $108,353 and $762,040, respectively, in its operating bank accounts, and working capital (deficit) of $(733,273) and $737,422, respectively.

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

Note 2 – Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2021 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in U. S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of September 30, 2022 and December 31, 2021, the Company had $116,593,288 and $116,157,019, respectively in marketable securities held in the Trust Account.

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

As of September 30, 2022 and December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period (less a provision of $150,000 for the payment of dissolution expenses on any aggregate interest not released by the Company to pay income and franchise taxes).

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. There were no adjustments to the carrying value of Class A common stock subject to possible redemption for the three and nine months ended September 30, 2022.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under ASC 740-270, tax expense for interim periods should be measured using an estimated annual effective tax rate. Exceptions under ASC 740-270-30-36 and ASC 740-270-25-3 include circumstances where a reliable estimate of ordinary income or loss cannot be made. The Company believes there is not a high degree of uncertainty in estimating annual pretax earnings. Therefore, the Company has used an effective tax rate method to calculate interim income tax expense. ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions and adjustments (the “Excise Tax”). For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was -0-% and -0-% respectively

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and loses are shared pro rata between Class A common stock subject to possible redemption and non-redeemable common stock. Non-redeemable common stock includes Founder, Private Placement, and Representative Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2022, nine months ended September 30, 2022 and the period March 31, 2021 (inception) through December 31, 2021, respectively.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,487,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could potentially, be exercised or converted into ordinary shares and then shares in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The table represents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022		For the period March 31, 2021 (Inception) through September 30, 2021		Three Months Ended September 30, 2021
	Class A common stock	Non- redeemable common stock	Class A common stock	Non- redeemable common stock	Class A common stock	Non- redeemable common stock	Class A common stock	Non- redeemable common stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(337,083)	$(99,366)	$(876,684)	$(258,431)	—	$(60,462)	—	$(101,818)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,390,000	11,500,000	3,390,000	—	2,500,000	—	2,500,000
Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.08)	$(0.08)	—	$(0.02)	—	$(0.04)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

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

Founder Shares

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

Note 5 – Related Party Transactions

Line of Credit – Related Party

On August 23, 2022, Sagaliam Acquisition Corp. (the “Company”) issued a convertible promissory note (the “Promissory Note”) to Sagaliam Sponsor LLC, the Company’s sponsor (“Sponsor”). Pursuant to the Promissory Note, the Sponsor agreed to loan the Company an aggregate principal amount up to $1,500,000. The principal of this Promissory Note may be drawn down from time to time prior to the earlier of: (i) April 30, 2023 or (ii) the date on which the Company consummates an initial business combination with a target business (a “Business Combination”), upon written request from the Company to the Sponsor. The Promissory Note was issued to fund working capital of the Company. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of: (i) April 30, 2023 or (ii) the date on which the Company consummates a Business Combination (the “Maturity Date”). If a Business Combination is not announced prior to December 23, 2022, the unpaid principal balance of the Promissory Note, and all other sums payable with regard to the Promissory Note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Sponsor. All or a portion of the amounts outstanding under the Promissory Note may be converted on the Maturity Date into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Company’s outstanding private placement units that were issued to the Sponsor in a private placement at the time of the Company’s initial public offering. The Promissory Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due.

The Payee has the right, but not the obligation, to convert any outstanding principal amount under this Note, in whole or in part, into units (the “Units”) of the Maker, as described in the Prospectus, by providing the Maker with written notice of its intention to convert any outstanding principal amount under this Note at least one business day prior to the closing of a Business Combination. The Units would be identical to the private placement units as described in the Prospectus. The number of Units to be received by the Payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

The outstanding balance of the Line of Credit as of September 30, 2022 is $175,000.

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $400,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This unsecured loan was non-interest bearing and is payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering.

The outstanding balance under the Promissory Note was repaid on December 23, 2021, upon the closing of the Initial Public Offering. The outstanding balances on the Promissory Note as of September 30, 2022 and December 31, 2021 are $0 and $0, respectively.

Administrative Support Agreement

The Company has entered into an agreement with the Sponsor commencing May 1, 2021, to pay a total of 20,000 per month for officer’s salaries, office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. The fees for the three months ended September 30, 2022 and the nine months ended September 30, 2022 were $60,000 and $180,000, respectively. The fees for the period from March 31, 2021 to September 30, 2021 were $40,000. As of September 30, 2022and December 31, 2021 the outstanding balances were $0 and $20,000, respectively due the Sponsor.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to 1,500,000 of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Note 7 – Stockholder’s Equity

Class A Common Stock – The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 515,000 Class A common stock issued and outstanding, excluding 11,500,000 Class A common stock subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 2,875,000 Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering (not including the Private Placement Shares and Representative’s Shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any units issued to the Sponsor, its affiliates or certain of officers and directors upon conversion of working capital loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote, except as required by law or the Company’s amended and restated certificate of incorporation.

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans, objectives of management for future operations and the proposed Transactions with TMTG (as described below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2021, along with Form 10-K for the period ended December 31, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to September 30, 2022, was related to our formation and Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months from January 1, 2022 through September 30, 2022, we had a net loss of $1,135,115, which consists of $1,777,588 in formation and operating costs and $642,473 in interest earned on marketable securities held in trust account.

For the three months ended July 1, 2022 through September 30, 2022, we had a net loss of $436,449, which consists of $958,629 in operating costs and $522,180 in interest earned from marketable securities held in trust account. For the March 31, 2021 to September 30, 2021 we had a net loss of $101,818.

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

As of September 30, 2022 and December 31, 2021, we had $108,353 and $762,040, respectively, in our operating bank accounts, $116,593,288 and $116,157,019, respectively, in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital (deficit) of ($733,273) and $737,422, respectively. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Critical Accounting Policies

Marketable Securities Held in Trust Account

At September 30, 2022, all of the assets held in the Trust Account were invested in U.S. Treasury securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of September 30, 2022, we had $116,593,288 in marketable securities held in the Trust Account.

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

As of September 30, 2022, 11,500,000 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. As of the date of this document, there have been no material changes to the risk factors disclosed in our final prospectus dated December 20, 2021 and our form 10-K for the period ending December 31, 2021 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

The initial holders of the class B common stock have agreed not to transfer, assign or sell any of the founder shares until the earlier of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in our final prospectus related to the Initial Public Offering.

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

SAGALIAM ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Thomas W. Neukranz
	Name:	Thomas W. Neukranz
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

