Form 10-K
period 2022-12-31
Sagaliam Acquisition Corp
filed 2023-05-22
CIK 1855351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of April 26, 2023, there were 1,471,337 shares of Class A common stock (including 956,337 shares of Class A common stock subject to redemption) and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding).

i

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K. Forward-looking statements in this Annual Report may include, for example, statements about:

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our,” the “Company” or “Sagaliam” are to Sagaliam Acquisition Corp., a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Sagaliam Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and each of our independent directors.

Item 1.	Business.

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

As of December 31, 2022, we had not commenced any operations. All activity for the period from March 31, 2021 (inception) through December 31, 2022 relates to our formation, initial public offering (“IPO”), operating costs, and expenses related to finding a business combination target as further described below. We will not generate any operating revenues until after the consummation of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We have selected December 31 as our fiscal year end.

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

On December 22, 2022, we entered into an amendment to our underwriting agreement dated December 20, 2021 (the “Underwriting Agreement”) with EF Hutton, Division of Benchmark Investments, LLC (the “Underwriter”). Pursuant to the terms of the amendment, the Underwriter has agreed to reduce the amount of the Deferred Underwriting Commission (as defined in the Underwriting Agreement) payable to the Underwriter under the Underwriting Agreement from $4,025,000 in cash to $3,025,000 in cash.

The 2022 Charter Amendment and Related Stockholder Redemptions

Under Sagaliam’s previous charter, Sagaliam had until December 23, 2022 (the “Original Deadline Date”) to consummate its initial business combination, unless otherwise extended either (a) automatically for four months upon the execution of a business combination agreement and filing of a preliminary proxy statement with the SEC prior to the Original Deadline Date or (b) for successive three-month periods up to two times from the Original Deadline Date by the Sponsor depositing additional funds into the trust account.

Sagaliam’s Board believed that there was not sufficient time before the Original Deadline Date to consummate the business combination. Therefore, Sagaliam’s Board determined that it is in the best interests of Sagaliam’s stockholders to extend the date by which we must consummate a business combination in order to provide Sagaliams’ stockholders with the opportunity to participate in the prospective investment.

As reported by Sagaliam’s Form 8-K filed with the SEC on December 23, 2022, on December 22, 2022, Sagaliam’s shareholders voted in favor of amending Sagaliam’s charter to allow it more time to complete our initial business combination up until October 23, 2023 (the “Extended Deadline Date”).

The charter amendment provides Sagaliam with the option to extend the date by which it must complete its initial business combination from the Original Deadline Date by up to ten successive one-month periods up to an Extended Deadline Date by the Sponsor depositing the lesser of (x) $120,000 or (y) $0.06 per share for each public share of Sagaliam that is not redeemed in connection with our special meeting held on December 22, 2022 for each one-month extension after December 23, 2022 into the trust account at each extension election. As reported by Sagaliam’s Form 8-K filed with the SEC on January 23, 2023, Sagaliam extended the date by which it has to complete its business combination from January 23, 2023 to February 23, 2023. As reported by Sagaliam’s Form 8-K filed with the SEC on February 24, 2023, Sagaliam extended the date by which it has to complete its business combination from February 23, 2023 to March 23, 2023. As reported by Sagaliam’s Form 8-K filed with the SEC on April 3, 2023, Sagaliam extended the date by which it has to complete its business combination from March 23, 2023 to April 23, 2023. As reported by Sagaliam’s Form 8-K filed with the SEC on April 24, 2023, Sagaliam extended the date by which it has to complete its business combination from April 23, 2023 to May 23, 2023. If Sagaliam’s business combination is not consummated by the Extended Deadline Date or if Sagaliam fails to deposit additional funds into the trust account after each extension election, then Sagaliam will cease all operations except for the purpose of winding up and Sagaliam will distribute amounts in the trust account as provided in the charter, unless it further amends the charter.

In connection with the charter amendment, 10,543,663 shares were redeemed at a price of $10.21 per share and $107,595,680.53 was removed from the trust account to pay Sagaliam public stockholders who requested redemption of their Sagaliam Shares. As of December 31, 2022, the trust account balance was $9,843,440.

Proposed Business Combination

Business Combination Agreement

On November 16, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among Sagaliam, Allenby Montefiore Limited, a private company limited by shares organized and existing under the Laws of the Republic of Cyprus (“PubCo”), AEC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of PubCo (“PubCo Merger Sub”), Supraeon Investments Limited, a private company limited by shares organized and existing under the Laws of the Republic of Cyprus (“Supraeon”), and GLD Partners, LP, a Delaware limited partnership (“Seller”). Arabian Entertainment Company Limited, a limited liability company organized under the Laws of the Kingdom of Saudi Arabia (“AEC”) is a majority-owned subsidiary of Supraeon, with Seller as the only other owner of shares of AEC.

Pursuant to the Business Combination Agreement, Supraeon may terminate the Business Combination Agreement and abandon the Merger at any time prior to the Merger Effective Time by written notice to Sagaliam if Sagaliam has not received commitments in the form of mutually agreed Subscription Agreements (as defined in the Business Combination Agreement) for at least fifty percent of the Minimum Cash Amount before December 15, 2022. On February 23, 2023, Supraeon notified Sagaliam that as Sagaliam did not receive such commitments before December 15, 2022, Supraeon was electing to terminate the Merger and the Business Combination Agreement. All related ancillary agreements entered into in connection with the Business Combination Agreement were also terminated on February 23, 2023. For additional information regarding the Business Combination Agreement and related ancillary agreements, see our Current Reports on Form 8-K filed with the SEC on November 16, 2022 and March 1, 2023, respectively. All capitalized terms used herein and not defined shall have the meanings ascribed to them in the Business Combination Agreement, the Seller Support Agreement, the Sponsor Support Agreement, the Amended and Restated Registration Rights Agreement and the Lock-up Agreement.

Membership Interest Purchase Agreement

On March 23, 2023, GLD Sponsor Member, LLC, a Delaware limited liability company (the “Seller”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with BN Holdings Trust, a Nevada Trust (“BN Holdings Trust”) and Sagaliam Sponsor, LLC (the “Sponsor”), pursuant to which BN Holdings Trust agreed to purchase all of the issued and outstanding equity interests in the Sponsor from the Seller, which constitutes 100% of the membership interests in the Sponsor. The consummation of the transactions contemplated by the Purchase Agreement (the “Closing”) is expected to take place at 10:00 am., New York time, on or before May 19, 2023.

There are a number of conditions precedent to the Closing including the delivery of an amended letter agreement, pursuant to which Sagaliam Acquisition Corp. (the “Company”) and EF Hutton, as underwriter to the Company, will consent to the transfer of certain Class A units and Class B Shares from the Sponsor to certain individuals and entities as listed in the Purchase Agreement. The Purchase Agreement also requires (i) the delivery of a release in favor of the Seller by the Sponsor and certain third parties, (ii) the delivery of indemnification and hold harmless agreements between BN Holdings Trust and certain third parties, including the current directors of the Company, (iii) the assumption by BN Holdings Trust of certain obligations of the Sponsor and the Company, each of which are to be paid as of the closing date of a business combination for the Company, (iv) the maintenance of directors’ and officers’ liability insurance and (v) the resignation of the current officers of the Sponsor.

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

If we are unable to complete a business combination by October 23, 2023 if all extension rights are exercised, and our stockholders have not further amended our certificate of incorporation to extend such date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $150,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Human Capital Management

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this annual report. As of the date of this document, there have been no material changes to the risk factors disclosed in our final prospectus dated December 20, 2021, preliminary proxy statement dated November 25, 2022 and definitive proxy statement dated November 29, 2022 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

By order dated September 30, 2022, the Court denied Fund’s motion to file a second amended complaint for failure to assert a viable RICO claim, and directed the Clerk to enter judgment dismissing Fund’s civil RICO claims with prejudice and dismissing the state-law claims for lack of supplemental jurisdiction.

In re Spartan Specialty Finance I SPV, LLC, Case No. 16-22881-rdd (U.S. Bankruptcy Court for the Southern District of New York White Plains Division).

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

Holders of Record

As of May 19, 2023, there were 2 holders of record of our units, 4 holders of record of our Class A common stock, 19 holders of our Class B common stock and 1 holders of record of our rights.

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

Ten “qualified institutional buyers” as that term is defined in Rule 144A of the Securities Act or “accredited investors” as that term is defined in Regulation D of the Securities Act (who are not affiliated with any member of our management team), whom we refer to as the anchor investors, have each purchased 9.9% of the units sold in the IPO, or 990,000 units, excluding any units sold pursuant to the underwriters’ exercise of their over-allotment opinion. As each anchor investor purchased 100% of the units allocated to it, in connection with the closing of the IPO, our Sponsor sold 20,000 founder shares to each anchor investor, or an aggregate of 200,000 founder shares to all ten anchor investors, at a purchase price of approximately $0.0029 per share. On November 5, 2021, our Chief Executive Officer, Mr. Barry Kostiner transferred 50,000 Class B common stock back to our Sponsor, leaving our Sponsor with 2,500,000 shares and our officers and directors with 175,000, respectively of our Class B common stock.

Use of Proceeds from Registered Offerings

On December 23, 2021, we consummated our IPO of 11,500,000 units, including 1,500,000 units issued to underwriters upon full exercise of their over-allotment option. EF Hutton, division of Benchmark Investments, LLC (the “Underwriter”), acted as the representative of several underwriters for the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256473). The SEC declared the registration statement effective on December 20, 2021.

In connection with the IPO, we incurred offering costs of approximately $7,525,729 (after reduction of $1,000,000), including $1,150,000 of underwriting fees, $4,025,000 of deferred underwriting fees, $1,150,000 for the fair value of Class A shares issued to underwriter as representative shares, $1,634,620 for the fair value of the Founder Shares in excess of amounts paid by anchor investors, and $566,109 of other offering costs. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. A total of $116,150,000 of the proceeds from the IPO and the sale of the private placement units, was placed in a U.S. based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On December 22, 2022, we entered into certain amendment to Underwriting Agreement dated December 20, 2021 with the Underwriter. Pursuant to the terms of the amendment, the Underwriter has agreed to reduce the amount of the deferred underwriting commission (as defined in the Underwriting Agreement) payable to the Underwriter under the Underwriting Agreement from $4,025,000 in cash to $3,025,000 in cash.

Except for the above, there has been no material change in the planned use of the proceeds from the IPO and private placement as is described in our final prospectus related to the IPO. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Issuer Purchases of Equity Securities

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 was related to our formation and IPO. Since the IPO, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $3,410,277, which consisted of $4,565,139 in operating costs, $240,000 in general and administrative costs, $115,126 in franchise tax expense offset by $1,509,988 in income earned on marketable securities held in Trust Account.

For the period from March 31, 2021 (inception) through December 31, 2021, we had net loss of $313,787, which consisted of $10,806 in operating costs, $160,000 in general and administrative expenses, $150,000 in franchise tax expense, offset by $7,019 in income earned on marketable securities held in Trust Account.

Liquidity and Capital Resources

On December 23, 2021, we consummated our IPO of 11,500,000 units, including 1,500,000 units issued pursuant to the full exercise of the Underwriters’ over-allotment option. Each unit consists of one share of Class A capital stock, par value $0.0001 and one right, with each right entitling the holder to receive one-eighth of one share of Class A common stock. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115.0 million.

Simultaneously with the closing of the IPO, we consummated the sale of 400,000 units at a price of $10.00 per unit in a private placement to our Sponsor, generating gross proceeds of $4.0 million. In connection with the consummation of the IPO, we issued to the representative and/or its designees 115,000 representative’s shares.

Upon the closing of the IPO and the private placement, $116.15 million ($10.10 per unit) of the net proceeds of the IPO and certain of the proceeds from the private placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. We incurred $8,525,729 in IPO related transaction costs, including $4,025,000 of deferred underwriting fees, which was reduced from $4,025,000 to $3,025,000 pursuant to certain amendment to Underwriting Agreement entered between us and the Underwriter on December 22, 2022, $1,150,000 of cash underwriting fees, $1,150,000 for the fair value of shares of Class A common stock issued to Underwriters as representative shares, $1,634,620 for the fair value of the founder shares in excess of amounts paid by anchor investors, and $566,109 of offering costs.

On December 22, 2022, our shareholders voted in favor of amending our charter to allow us more time to complete our initial business combination up until October 23, 2023 (the “Extended Deadline Date”).

The charter amendment provides us with the option to extend the date by which we must complete our initial business combination from the Original Deadline Date by up to ten successive one-month periods up to an Extended Deadline Date by the Sponsor depositing the lesser of (x) $120,000 or (y) $0.06 per share for each public share of Sagaliam that is not redeemed in connection with our special meeting held on December 22, 2022 for each one-month extension after December 23, 2022 into the trust account at each extension election. As reported by Sagaliam’s Form 8-K filed with the SEC on January 23, 2023, Sagaliam extended the date by which it has to complete its business combination from January 23, 2023 to February 23, 2023. As reported by Sagaliam’s Form 8-K filed with the SEC on February 24, 2023, Sagaliam extended the date by which it has to complete its business combination from February 23, 2023 to March 23, 2023. As reported by Sagaliam’s Form 8-K filed with the SEC on April 3, 2023, Sagaliam extended the date by which it has to complete its business combination from March 23, 2023 to April 23, 2023. As reported by Sagaliam’s Form 8-K filed with the SEC on April 24, 2023, Sagaliam extended the date by which it has to complete its business combination from April 23, 2023 to May 23, 2023. If Sagaliam’s Business Combination is not consummated by the Extended Deadline Date or if Sagaliam fails to deposit additional funds into the trust account after each extension election, then Sagaliam will cease all operations except for the purpose of winding up and Sagaliam will distribute amounts in the trust account as provided in the charter, unless it further amends the charter.

In connection with the charter amendment, 10,543,663 shares were redeemed at a price of $10.21 per share and $107,595,680.53 was removed from the trust account to pay Sagaliam public stockholders who requested redemption of their Sagaliam Shares. As of December 31, 2022, the trust account balance was $9,843,440.

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

On August 23, 2022, we issued a convertible promissory note (the “Promissory Note”) to our Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan us an aggregate principal amount up to $1,500,000. The principal of this Promissory Note may be drawn down from time to time prior to the earlier of: (i) October 23, 2023 or (ii) the date on which we consummate an initial business combination with a target business (a “Business Combination”), upon written request from us to the Sponsor. The Promissory Note was issued to fund our working capital. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of: (i) October 23, 2023 or (ii) the date on which we consummate a Business Combination (the “Maturity Date”). If a Business Combination is not announced prior to October 23, 2023, the unpaid principal balance of the Promissory Note, and all other sums payable with regard to the Promissory Note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Sponsor. All or a portion of the amounts outstanding under the Promissory Note may be converted on the Maturity Date into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to our outstanding private placement units that were issued to the Sponsor in a private placement at the time of our initial public offering. The Promissory Note contains customary events of default, including, among others, those relating to our failure to make a payment of principal when due.

The Sponsor has the right, but not the obligation, to convert any outstanding principal amount under this Promissory Note, in whole or in part, into our units (the “Units”) by providing us with written notice of its intention to convert any outstanding principal amount under this Promissory Note at least one business day prior to the closing of a Business Combination. The Units would be identical to the private placement units. The number of Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Sponsor by (y) $10.00. The outstanding balance of the Promissory Note as of December 31, 2022 is $721,500.

As of December 31, 2022, we had $3,116 in its operating bank accounts, $9,843,440 in marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $3,854,273. Until the consummation of a business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 23, 2023 to consummate the proposed initial business combination. It is uncertain that we will be able to consummate the proposed initial business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Additionally, we may not have sufficient liquidity to fund the working capital needs of our Company through one year from the issuance of these financial statements. Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 23, 2023. We intend to complete the proposed initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by October 23, 2023. In addition, we may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the liquidation date of October 23, 2023 or through one year from the issuance of these financial statements.

Contractual Obligations

An agreement to pay our Sponsor a monthly fee of $20,000 for cash salary, office space, utilities, secretarial, and administrative support services. We began incurring these fees on May 1, 2021 and will continue to incur these fees monthly until the earlier of the consummation of an initial business combination or our liquidation.

The Underwriters are entitled to a deferred fee of up to $3,025,000 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the trust account solely in the event that we complete the initial business combination, subject to the terms of the Underwriting Agreement.

Commitments and Contingencies

Registration Rights

The holders of the Class A common stock issuable upon conversion of the founder shares, private placement Shares, shares of Class A common stock underlying the private placement rights, the representative’s shares and shares of Class A common stock included in or underlying the units that may be issued upon conversion of working capital loans will have registration rights to require Sagaliam to register a sale of any shares of Class A common stock held by them pursuant to a registration rights agreement signed on or around the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that Sagaliam registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by Sagaliam. Notwithstanding the foregoing, the Underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO registration statement.

Underwriting Agreement

The Underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, paid upon the closing of the IPO.

On December 22, 2022, we entered into a certain amendment (“Amendment”) to Underwriting Agreement dated December 20, 2021 with the Underwriter. Pursuant to the terms of the amendment, the Underwriter has agreed to reduce the amount of the deferred underwriting commissions (as defined in the Underwriting Agreement) payable to the Underwriter under the Underwriting Agreement from $4,025,000 in cash to $3,025,000 in cash.

The deferred underwriting commissions will become payable to the Underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the Underwriting Agreement and Amendment.

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

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U. S. Treasury securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of December 31, 2022, we had $9,843,440 in cash held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable class A common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2022, 956,337 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. We incurred offering costs amounting to $7,525,729 consisting of $1,150,000 of underwriting fees, $3,025,000 of deferred underwriting fees (reduced to $3,025,000), $1,150,000 for underwriting related costs recognized for representative shares, $1,634,620 for the fair value of the founder shares in excess of amounts paid by anchor investors, and $566,109 of other offering costs.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our financial statement. Since we were incorporated on March 31, 2021, the evaluation was performed for the years 2021and 2022 tax years which will be the only periods subject to examination.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Chief Executive Officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer concluded that as of December 31, 2022, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the lack of evidence documenting a formal review of the Company’s account reconciliations, financial close process, and financial statement preparation constituted a material weakness as defined in the SEC regulations.

Management is in the process of enhancing its procedures to include evidence of management’s detailed review of account reconciliations, financial close process, and financial statement preparation. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

“This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of enhancing its procedures to include evidence of management’s detailed review of account reconciliations, financial close process, and financial statement preparation.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors as of December 31, 2022 were as follows:

Name	Age	Position
Barry Kostiner	52	Chief Executive Officer
Thomas W. Neukranz	65	Chief Financial Officer and Director
Jiayin Liu	31	Vice President, Business Development
George Caruolo	71	Director and Chairman
Gabriel Del Virginia	65	Director
Glauco Lolli-Ghetti	46	Director

Mr. Barry Kostiner – Chief Executive Officer. Mr. Kostiner is serving as the Chief Executive Officer of Sagaliam Acquisition Corp. Additionally, Mr. Kostiner has served as the President of Legacy Tech Partners, LLC (LTP), a microcap-focused EdTech investment vehicle, since February 2021 and has also been a Manager of Capital Markets at Legacy Education (OTC: LEAI) since March 2021. Mr. Kostiner joined the Board of Directors of LEAI in May 2021. Mr. Kostiner has served as the Interim Chief Executive Officer of Legacy Education Alliance since December 1, 2021.

Mr. Kostiner was the CFO of Ameri Holdings Inc. (Nasdaq: AMRH) from October 2018 through December 2020. The operations of AMRH, including its global IT services business focused on SAP with operations in both the U.S. and India, was acquired by management, with the residual Nasdaq vehicle acquired by Enveric Biosciences (Nasdaq: ENVB), an evidence-based cannabinoid pharma company focused on palliative therapies for cancer patients. Mr. Kostiner has been a consultant to ENVB since January 2021. From May 2016 through October 2018, Mr. Kostiner was a consultant to Cypress Skilled Nursing, a healthcare facility operator and from May 2017 through October 2018 he was a consultant to LinKay Technologies Inc., an artificial intelligence incubator with a portfolio of intellectual property focused on AI and LiDAR / geospatial technology, with research staff in India and New York. Mr. Kostiner’s 20-year career in energy includes eight years at Goldman Sachs and Merrill Lynch and their affiliates, with a focus on energy trading and portfolio management, as well as serving as the CEO of an oil & gas SPAC (Nasdaq: PGRI) from 2005 through 2009. Mr. Kostiner earned a Bachelor’s of Science degree in Electrical Engineering and a Master’s of Science in Operations Research from MIT. His thesis on the mathematics of electric industry deregulation was sponsored by Harvard’s Kennedy School of Government.

Mr. Barry Kostiner is a named defendant in an ongoing litigation. See Item 3 for further details.

Mr. Thomas W. Neukranz – Chief Financial Officer and Director. Mr. Neukranz is serving as Chief Financial Officer and a director of Sagaliam Acquisition Corp. Mr. Neukranz has served as Managing Director of Capital Markets for GLD Partners, LP since July 2020. Prior to joining GLD, Mr. Neukranz served as Head of Capital Markets for CleanFund Inc., from July 2017 to August 2019, and as Executive Vice President of Aegon Investment Management, from February 2017 to August 2018. From 1993 to 2000, Mr. Neukranz was a Partner and Head of the Institutional businesses at RS Investments, Vice President, Global Head of Exchange Derivatives at Goldman Sachs and Head of Exchange Traded Derivatives at JP Morgan. Previously, Mr. Neukranz was responsible for derivative hedging for Bank of America and Lehman Brothers. Mr. Neukranz began his career on the floor of the Board of Trade in Chicago. Mr. Neukranz has serves on the Board of the Stanford Cancer Institute since 2016 and served as Chairman from 2017 through 2019. Mr. Neukranz received a B.S. in Industrial Management from Purdue University and holds Series 7 and 63 FINRA licenses. On May 5, 2023 Mr. Neukranz resigned his position effective May 7, 2023

Ms. Jiayin Liu – Vice President, Business Development. Ms. Liu is serving as Vice President, Business Development of Sagaliam Acquisition Corp. Ms. Liu has served as Director of Finance for GLD Partners, LP since July 2020. Prior thereto, Ms. Liu served as Senior Financial Analyst for CleanFund Commercial PACE Capital, Inc., from March 2017 to June 2020, and served as Business Analyst for Industrial and Commercial Bank of China in 2015. Ms. Liu received a B.S. in Economics and Finance from the University of Western Ontario, and a Master’s Degree in Financial Analysis from the University of San Francisco.

Mr. George Caruolo — Director and Chairman. Mr. Caruolo joined our board of directors December 20, 2021 and was appointed Chairman on June 23, 2022. Mr. Caruolo has been the principal of his own law firm for nearly 40 years and a government relations strategy advisor based in Rhode Island for over 24 years. He has represented privately held and publicly traded clients in the areas of healthcare, electric utilities, solar energy, gaming, heavy construction, developmental disabilities and Native American tribal affairs, as well as in other areas, both regionally and nationally. He is a director of Allegro, LLC, a fintech company. He was an elected state representative and majority leader of the Rhode Island General Assembly, has chaired the Rhode Island Education Board and has served on other boards of directors. Mr. Caruolo received a Bachelor’s Degree from Harvard University and a Juris Doctor degree from Suffolk University Law School.

Mr. Gabriel Del Virginia — Director. Mr. Del Virginia joined our board of directors on December 20, 2021. Mr. Del Virginia has more than 30 years of experience providing legal representation in various types of public and private business entities in corporate, mergers and acquisitions, financing, litigation and financial restructuring matters, as an associate at several prominent national law firms, including Milbank Tweed Hadley & McCloy, and thereafter as principal of his own law firm, where he has practiced for over 10 years. Mr. Del Virginia also served on the board of directors Sysorex Global Holdings Corp. (SYRX), a Nasdaq-listed technology company that provides data analytics and location-based solutions and services to commercial and government customers worldwide. He is a graduate of Rutgers University and Rutgers Law School.

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

Number and Terms of Office of Officers and Directors

As of December 31, 2022, we had four directors. Our board of directors has been divided into two classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Del Virginia and Lolli-Ghetti, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Neukranz and Caruolo, will expire at the second annual meeting of stockholders.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Caruolo, Del Virginia and Lolli-Ghetti are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Compensation Committee

We have established a compensation committee of our board of directors. Messrs. Del Virginia and Lolli-Ghetti serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent Messrs. Del Virginia and Lolli-Ghetti are independent, and Mr. Del Virginia chairs the compensation committee.

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

reviewing on an annual basis our executive compensation policies and plans;

implementing and administering our incentive compensation equity-based remuneration plans;

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

Special Committee

On October 13, 2022, Sagaliam’s board of directors discussed forming a special committee of independent directors (the “Special Committee”) to explore a possible business combination. In the meeting, Sagaliam’s board of directors appointed George Caruolo, Gabriel Del Virginia and Glauco Lolli-Ghetti to the Special Committee, and appointed George Caruolo as chairperson. The board of directors delegated to the Special Committee the authority to (i) establish, approve, modify, monitor and direct the process and procedures related to the review and evaluation of a possible transaction, including the authority to determine not to proceed with any such process, procedures, review or evaluation; (ii) respond to any communications, inquiries or proposals regarding a possible transaction; (iii) review, evaluate, investigate, pursue and negotiate the terms and conditions of a possible transaction; (iv) solicit expressions of interest or other proposals for possible transactions to the extent the Special Committee deems appropriate; (v) determine on behalf of the board of directors and Sagaliam whether a possible transaction is advisable and is fair to, and in the best interests of, Sagaliam and its stockholders (or any subset of the stockholders of Sagaliam that the Special Committee determines to be appropriate); (vi) reject or approve a possible transaction, or recommend such rejection or approval to Sagaliam’s board of directors; (vii) effect or recommend to Sagaliam’s board of directors the consummation of a possible transaction; (viii) review, analyze, evaluate and monitor all proceedings and activities of Sagaliam related to a possible transaction; and (ix) take such other actions as the Special Committee may deem to be necessary or appropriate for the Special Committee to discharge its duties, the Special Committee shall act for the benefit of Sagaliam and its stockholders who may participate as sellers, solely in such stockholders’ capacities as sellers, in a possible transaction. A Special Committee charter was adopted during the October 13, 2022 meeting.

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

Other potential conflicts of interest include:

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares, any private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by the date by which Sagaliam must complete its initial business combination, which can be extended by up to ten successive one-month periods up to October 23, 2023 by depositing additional funds into the trust account. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, subject to certain exceptions. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the private placement units and the securities underlying such rights will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until the later of 30 days after the completion of our initial business combination and one year after the completion of the IPO. Since our Sponsor and officers and directors may directly or indirectly own common stock and rights following the IPO our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

the corporation could financially undertake the opportunity;

the opportunity is within the corporation’s line of business; and

it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Affiliation
Barry Kostiner	Legacy Education Alliance, Inc. (OTC: LEAI)	Director; Manager, Capital Markets, Interim Chief Executive Officer
	Legacy Tech Partners, LLC	Director
	Enveric Biosciences, Inc. (Nasdaq: ENVB)	Consultant

Thomas W. Neukranz	GLD Partners, LP	Managing Director
	Global Pacific Capital, LLC	Managing Partner

Jiayin Liu	GLD Management Inc.	Director of Finance, Capital Markets

George Caruolo	Allegro, LLC	Director

Gabriel Del Virginia	None	N/A

Glauco Lolli-Ghetti	Urban Muse, LLC	Managing Director
	Urban Muse Management, LLC	Managing Director
	Palatine Real Estate Fund III, GP, LLC	Limited Partner

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

Executive Officer and Director Compensation

Commencing on May 1, 2021, we agreed to pay our Sponsor a total of $20,000 per month for the provision of officers’ cash salaries, office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation (and, in the case of officers’ cash salaries, subject to any applicable notice periods), we will cease paying these monthly fees. The $20,000 monthly amount includes a monthly cash salary of $10,000 for our CEO, Barry Kostiner, a monthly cash salary of $3,000 for our CFO, Thomas Neukranz, and a monthly cash salary of $1,000 for our Vice President, Business Development, Jiayin Liu. Other than disclosed herein, none of our officers has received any cash compensation for services rendered to us. The services to be provided by these officers shall include evaluation of potential business combination opportunities, preparation of financial reports, SEC and regulatory compliance and any other administrative functions that pertain to our operation. As we are a shell company, these officers may have obligations to other entities, and the officers are not required to allocate a minimum percentage of time to our Company. The employment agreements with each officer specify the individual salary amounts and are filed as exhibits to the IPO registration statement. In addition to the foregoing cash compensation, as additional consideration for their services, our Sponsor transferred 100,000 founder shares to Mr. Kostiner (50,000 of which were transferred back to the Sponsor on November 5, 2021), 40,000 founder shares to Mr. Neukranz and 10,000 founder shares to Ms. Liu.

As consideration for their services as members of our board of directors, our Sponsor transferred 25,000 founder shares each to Messrs. Caruolo, Del Virginia and Lolli-Ghetti.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers, directors or any affiliate of our Sponsor, officers or directors, prior to or in connection with any services rendered in order to effectuate the consummation of our initial business combination (regardless of the type of transaction).] However, these persons will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments made to our Sponsor, officers, directors or any affiliate of our Sponsor, officers or directors. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing reimbursement payments to our Sponsor, officers, directors or any affiliate of our Sponsor, officers or directors for their out-of-pocket expenses incurred in connection with activities on our behalf.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of May 19, 2023, by:

each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

each of our executive officers and directors; and

all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The table below does not reflect the Class A common stock underlying the right entitling the holder to receive upon consummation of our initial business combination as of May 19, 2023.

	Beneficial Ownership
Name of Securityholder	Class A Shares	%	Class B Shares(1)%		Total Shares	%

Sagaliam Sponsor LLC(2)	400,000	—	2,500,000	86.9	2,900,000	—
EF Hutton, a division of Benchmark Investments, Inc. (3)	115,000	—	—	*	115,000	—
ATW SPAC Management LLC(4)	120,000	—	—	*	120,000	—
Saba Capital Management, L.P.(5)	83,489	—	—	*	83,489	—
Lighthouse Investment Partners (6)	721,460	—	—	*	721,460	—
Wolverine Asset Management LLC(7)	67,000	—		*	67,000	—
Feis Equities LLC(8)	129,482	—	20,000	*	149,482	—
Boothbay Fund Management, LLC(9)	120,000	—	20,000	*	140,000	—
Polar Multi-Strategy Master Fund(10)	130,000	—	20,000	*	150,000	—
Context Partners Master Fund, L.P.	—	—	20,000	*	20,000	—
D. E. Shaw Valence Portfolios, L.L.C.	—	—	20,000	*	20,000	—
The K2 Principal Fund, L.P.	—	—	20,000	*	20,000	—
Kepos Alpha Master Fund L.P.	—	—	14,700	*	14,700	—
Kepos Special Opportunities Fund L.P.	—	—	5,300	*	5,300	—
The Mangrove Partners Master Fund, Ltd.	—	—	20,000	*	20,000	—
Meteora Capital Partners, LP	—	—	10,000	*	10,000	—
Meteora Special Opportunity Fund I, LP	—	—	10,000	*	10,000	—
Space Summit Capital(19)	—	—	20,000	*	20,000	—
Barry Kostiner	—	—	50,000	1.7	50,000	—
Jiayin Liu	—	—	10,000	*	10,000	—
Thomas W. Neukarnz	—	—	40,000	1.4	40,000	—
George Caruolo	—	—	25,000	*	25,000	—
Gabriela Del Virginia	—	—	25,000	*	25,000	—
Glauco Lolli-Ghetti	—	—	25,000	*	25,000	—
All officers and directors as a group (6 individuals) (2)	—	—	175,000	6.1		—

*	Less than one percent.

(1)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination.

(2)	Our Sponsor is the record holder of such shares. The sole member of our Sponsor is GLD Sponsor Member, LLC. The managing member of GLD Sponsor Member, LLC is Alan H. Ginsburg. As such, Mr. Ginsburg may be deemed to have beneficial ownership of the shares held directly by our Sponsor.
(3)	We issued to the representative 115,000 shares of our Class A common stock as compensation in connection with the initial public offering.
(4)	Information based on a Schedule 13G filed on February 14, 2023 reporting ownership as of December 31, 2022.
(5)	Information based on a Schedule 13G filed on February 14, 2023 reporting ownership as of December 31, 2022.
(6)	Information based on a Schedule 13G filed on February 14, 2023 reporting ownership as of December 31, 2022.
(7)	Information based on a Schedule 13G filed on February 2, 2023 reporting ownership as of December 31, 2022.
(8)	Information based on a Schedule 13G filed on February 8, 2023 reporting ownership as of December 31, 2022.
(9)	Information based on a Schedule 13G filed on February 10, 2023 reporting ownership as of December 31, 2022.
(10)	Information based on a Schedule 13G filed on February 13, 2023 reporting ownership as of December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a summary of transactions since our formation on March 31, 2021, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $1,172,211 or 1% of the average of our total assets as of December 31, 2022, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Relationship to Supraeon

GLD Management, Inc. is the sole member of GLD Principal Strategies LLC. GLD Principal Strategies LLC owns 9% of the interest in GLD Sponsor Member, LLC which is the sole member of the Sponsor. In addition, GLD Management, Inc. is the general partner of the Seller and owns 1% of the interest in the Seller. In February 2022, the Seller purchased AEC and subsequently transferred the substantial majority of its shares to its wholly-owned subsidiary, Supraeon. The Seller continues to hold 250 shares of AEC. In connection with the consummation of the transactions, the Seller shall receive an aggregate number of PubCo Ordinary Shares with an aggregate value equal to $180,000,000 from the PubCo. On February 23, 2023 the Business Combination Agreement with related party was terminated.

In addition, Thomas W. Neukranz, Sagaliam’s Chief Financial Officer, has also been serving as Managing Director of Capital Markets of the Seller since July 2020; Jiayin Liu, Sagaliam’s Vice President, Business Development, has also been serving as Director of Finance for the Seller since July 2020.

Founder Shares

On April 5, 2021, our Sponsor subscribed to purchase 2,875,000 shares of Class B common stock, par value $0.0001 per share, or the founder shares, for an aggregate price of $25,000, and later transferred a total of 225,000 founder shares to our officers and directors, leaving our Sponsor with 2,650,000 founder shares. (up to 375,000 of which remained subject to forfeiture by our Sponsor if the Underwriters’ over-allotment option were not exercised in full). The underwriter exercised its over-allotment option in full on December 21, 2021; thus, these 375,000 founder shares were no longer subject to forfeiture.

Ten “qualified institutional buyers” as that term is defined in Rule 144A of the Securities Act or “accredited investors” as that term is defined in Regulation D of the Securities Act (who are not affiliated with any member of our management team), whom we refer to as the anchor investors, have each purchased 9.9% of the units to be sold in the IPO, or 990,000 units, excluding any units sold pursuant to the Underwriters’ exercise of their over-allotment option. In connection with the closing of the IPO, our Sponsor sold 20,000 founder shares to each anchor investor at a purchase price of approximately $0.0029 per share, leaving our Sponsor with 2,450,000 founder shares.

On November 5, 2021, Barry Kostiner transferred 50,000 founder shares back to the Sponsor, leaving our Sponsor with 2,450,000 founder shares and our officers. & directors with 175,000 founder shares.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the private placement units and the securities underlying such rights will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until the later of 30 days after the completion of our initial business combination and one year after the completion of the IPO. Since our Sponsor and officers and directors may directly or indirectly own common stock and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Related Party Loans

Promissory Note – Related Party

On August 23, 2022, Sagaliam Acquisition Corp. (the “Company”) issued a convertible promissory note (the “Promissory Note”) to our Sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company an aggregate principal amount up to $1,500,000. The principal of this Promissory Note may be drawn down from time to time prior to the earlier of: (i) October 23, 2023 or (ii) the date on which the Company consummates an initial business combination with a target business (a “Business Combination”), upon written request from the Company to the Sponsor. The Promissory Note was issued to fund working capital of the Company. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of: (i) October 23, 2023 or (ii) the date on which the Company consummates a Business Combination (the “Maturity Date”). If a Business Combination is not announced prior to October 23, 2023, the unpaid principal balance of the Promissory Note, and all other sums payable with regard to the Promissory Note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Sponsor. All or a portion of the amounts outstanding under the Promissory Note may be converted on the Maturity Date into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Company’s outstanding private placement units that were issued to the Sponsor in a private placement at the time of the Company’s initial public offering. The Promissory Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due.

The Sponsor has the right, but not the obligation, to convert any outstanding principal amount under this Promissory Note, in whole or in part, into units (the “Units”) of Sagaliam by providing Sagaliam with written notice of its intention to convert any outstanding principal amount under this Promissory Note at least one business day prior to the closing of a Business Combination. The Units would be identical to the private placement units. The number of Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Sponsor by (y) $10.00.

The outstanding balance of the Promissory Note as of December 31, 2022 is $721,500.

Line of Credit—Related Party

On April 6, 2021, our Sponsor agreed to loan us up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. On December 17, 2021, our Sponsor agreed to increase the principal amount under the promissory note to $400,000. This loan was non-interest bearing and payable on the earlier of the completion of the initial public offering or the date we determine not to conduct an initial public offering. We borrowed $400,000 under the promissory note, and on December 23, 2021, we repaid the promissory note in full.

Administrative Support Agreement

Commencing on May 1, 2021, we began paying our Sponsor $20,000 per month for office space and administrative and support services. Upon completion of our initial business combination or liquidation (and, in the case of officers’ cash salaries, subject to any applicable notice periods), we will cease paying these monthly fees.

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

Transaction Support Agreement

In connection with the execution of the Business Combination Agreement, Supraeon, Sagaliam and the Sponsor entered into the Sponsor Support Agreement, which provides, among other things, that the Sponsor will vote in favor of (i) the transactions set forth in the Business Combination Agreement and (ii) the other transaction proposals. In addition, in connection with the execution of the Business Combination Agreement, Supraeon, Sagaliam and Seller, entered into the Seller Support Agreement, which provides, among other things, that Seller will approve (i) the transactions set forth in the Business Combination Agreement and (ii) the other transaction proposals. On February 23, 2023, in connection with the termination of the Business Combination Agreement, the Sponsor Support Agreement, the Seller Support Agreement and all related ancillary agreements in connection with the Business Combination Agreement were terminated on February 23, 2023. For more information regarding the transaction support agreement, please see “Item 1. Business—Proposed Business Combination” for a description of this agreement.

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

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us by Marcum LLP, our independent registered public accounting firm for the periods indicated.

	For the year ended December 31, 2022	For the period from March 31, 2021 (inception) through December 31, 2021
Audit Fees	$136,712	$129,780
Audit-Related Feed	—	—
Tax Fees	$—	$5,154
All Other Fees	—	—
Total Fees	$136,712	$134,934

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees for the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum LLP for professional services relating to tax compliance, tax planning and tax advice for the year ended December 31, 2022. We did pay Marcum LLP $5,154 for professional services for tax compliance for the period from March 31, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees for the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the closing of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee did pre approve our auditors for 2022.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of November 16, 2022, by and among Sagaliam Acquisition Corp., Allenby Montefiore Limited, AEC Merger Sub Corp., Supraeon Investments Limited, and GLD Partners, LP.	8-K	001-41182	2.1	November 16, 2022
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41182	3.1	December 27, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-256473	3.3	November 22, 2021
3.3	First Amendment to the Amended and Restated Certificate of Incorporation of Sagaliam Acquisition Corp.	8-K	001-41182	3.1	December 23, 2022
4.1	Form of Specimen Unit Certificate.	S-1/A	333-256473	4.1	November 22, 2021
4.2	Form of Specimen Class A Common Stock Certificate.	S-1/A	333-256473	4.2	November 22, 2021
4.3	Form of Specimen Right Certificate.	S-1/A	333-256473	4.3	November 22, 2021
4.4	Right Agreement, dated December 20, 2021, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-41182	4.1	December 27, 2021
4.5	Description of Securities.	10-K	001-41182	4.5	April 12, 2022
10.1	Investment Management Trust Agreement, dated December 20, 2021, between Continental Stock Transfer& Trust Company and the Company.	8-K	001-41182	10.2	December 27, 2021
10.2	Registration Rights Agreement, dated December 20, 2021, among the Company, the Sponsor and the other Holders (as defined therein).	8-K	001-41182	10.3	December 27, 2021
10.3	Form of Indemnity Agreement.	S-1/A	333-256473	10.7	November 22, 2021
10.4	Letter Agreement, dated December 20, 2020, by and among the Company, the Sponsor, and each director and officer of the Company.	8-K	001-41182	10.1	December 27, 2021

10.5	Subscription Agreement, dated as of April 5, 2021, between the Company and the Sponsor.	S-1/A	333-256473	10.5	November 22, 2021
10.6	Unit Subscription Agreement, dated December 20, 2021, between the Company and the Sponsor.	8-K	001-41182	10.4	December 27, 2021
10.7	Promissory Note, dated as of April 6, 2021, between the Company and the Sponsor.	S-1/A	333-256473	10.2	November 22, 2021
10.8	Administrative Support Agreement, dated December 10, 2020, between the Company and the Sponsor.	8-K	001-41182	10.5	December 27, 2021
10.9	Form of Investment Agreement by and among the Registrant, Sagaliam Sponsor LLC and each Anchor Investor	S-1/A	333-256473	10.9	November 22, 2021
10.10	Promissory Note, dated as of August 23, 2022 between the Company and the Sponsor	8-K	001-41182	10.1	August 25, 2022
10.11	Amendment to Underwriting Agreement, dated December 22, 2022	8-K	001-41182	1.1	December 23, 2022
10.12	Seller Support Agreement, dated November 16, 2022, between the Company, the Sponsor, and Sagaliam.	8-K	001-41182	10.1	November 16, 2022
10.13	Sponsor Support Agreement, dated November 16, 2022, between the Company and the Sponsor.	8-K	001-41182	10.2	November 16, 2022
10.14	Amended and Restated Registration Rights Agreement, dated November 16, 2022	8-K	001-41182	10.3	November 16, 2022
10.15	Form of Lock-Up Agreement	8-K	001-41182	2.1, Exhibit A	November 16, 2022
24.1^	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Filed herewith
*	The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Sagaliam Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
**	Attached as Exhibit 101 to this Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Stockholders’ Deficit; and (vi) Notes to Financial Statements, tagged as blocks of text and including detailed tags.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2023.

SAGALIAM ACQUISITION CORP.

By:	/s/ Barry Kostiner
Name:	Barry Kostiner
Title:	Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Barry Kostiner with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry Kostiner	Chief Executive Officer	May 19, 2023
Barry Kostiner

/s/ George Caruolo	Director and Chairman	May 19, 2023
George Caruolo

/s/ Gabriel Del Virginia	Director	May 19, 2023
Gabriel Del Virginia

/s/ Glauco Lolli-Ghetti	Director	May 19, 2023
Glauco Lolli-Ghetti

SAGALIAM ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Sagaliam Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sagaliam Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Tampa, FL

May 19, 2023

SAGALIAM ACQUISITION CORP.

BALANCE SHEETs

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$3,116	$762,040
Prepaid expenses	198,685	201,377
Total Current Assets	201,801	963,417
Prepaid expenses – non-current	—	100,690
Marketable securities held in Trust Account	9,843,440	116,157,019
TOTAL ASSETS	$10,045,241	$117,221,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,304,574	$75,995
Accrued expenses termination fee – related party	1,000,000	—
Accrued administrative fee – related party	30,000	—
Franchise tax payable	—	150,000
Promissory note – related party	721,500	—
Total Current Liabilities	4,056,074	225,995
Deferred underwriting fee payable	3,025,000	4,025,000
Total Liabilities	$7,081,074	$4,250,995

Commitments and contingencies
Class A common stock subject to redemption, 956,337 and 11,500,000 shares at redemption value of $10.29 and $10.10 per share respectively, at December 31, 2022 and 2021, respectively	9,843,440	116,150,000

Stockholders’ Deficit
Preferred stock, $.0001 par value; 1,000,000 shares authorized: none issued and outstanding	—	—
Class A common stock, $.0001 par value, 100,000,000 shares authorized, 515,000 shares issued and outstanding	52	52
Class B common stock, $.0001 par value, 10,000,000 shares authorized, 2,875,000 shares issued and outstanding	288	288
Additional Paid-in Capital	—	—
Accumulated deficit	(6,879,613)	(3,180,209)
Total Stockholders’ Deficit	(6,879,273)	(3,179,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,045,241	$117,221,126

The accompanying notes are an integral part of the financial statements.

SAGALIAM ACQUISITION CORP.
STATEMENTs OF OPERATIONS

	For the year Ended December 31, 2022	For the Period from March 31, 2021 (Inception) Through December 31, 2021

Operating costs	$4,565,139	$10,806
Administrative service agreement	240,000	160,000
Franchise tax expense	115,126	150,000
Loss from operations	$(4,920,265)	$(320,806)
Other income:
Interest earned on marketable securities held in Trust Account, net	1,509,988	7,019
Loss before provision for income taxes	$(3,410,277)	$(313,787)
Provision for income taxes	—	—
Net Loss	$(3,410,277)	$(313,787)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,008,925	334,545
Basic and diluted net loss per Class A common stock subject to possible redemption	$(0.24)	$(0.10)
Basic and diluted weighted average shares outstanding of non-redeemable common stock	3,390,000	2,837,709
Basic and diluted net loss per non-redeemable common stock	$(0.24)	$(0.10)

The accompanying notes are an integral part of the financial statements.

SAGALIAM ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	515,000	$52	2,875,000	$288	$—	$(3,180,209)	$(3,179,869)
Reduction in Underwriters deferred fees	—	—	—	—	—	1,000,000	1,000,000
Accretion of Investment Income to Trust Account	—	—	—	—	—	(1,509,988)	(1,509,988)
Cash withdrawal from Trust account for taxes	—	—	—	—	—	278,249	278,249
Extension Fee Paid to Trust Account	—	—	—	—		(57,388)	(57,388)
Net loss	—	—	—	—	—	(3,410,277)	(3,410,277)
Balance – December 31, 2022	515,000	$52	2,875,000	$288	$—	$(6,879,613)	$(6,879,273)

For the period from March 31, 2021 (Inception) to December 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 31, 2021
(Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Representative Shares	115,000	12	—	—	1,149,988	—	1,150,000
Net Proceeds from Sale of Class A Public Rights	—	—	—	—	10,233,712	—	10,233,712
Net Proceeds from Sales of Private Placement Class A Units	400,000	40	—	—	2,776,016	—	2,776,056
Sale of Class B Founder’s Shares to Anchor Investors	—	—	—	—	1,634,620	—	1,634,620
Accretion of Class A Ordinary Shares subject to Possible Redemption	—	—	—	—	(15,819,048)	(2,866,422)	(18,685,470)
Net loss	—	—	—	—	—	(313,787)	(313,787)
Balance December 31, 2021	515,000	$52	2,875,000	$288	$—	$(3,180,209)	$(3,179,869)

The accompanying notes are an integral part of the financial statements.

SAGALIAM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period March 31, 2021 (inception) through December, 2021
Cash Flows from Operating Activities:
Net loss	$(3,410,277)	$(313,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,509,988)	(7,019)
Changes in operating assets and liabilities:
Prepaid expenses	103,381	(302,067)
Accrued expenses	3,258,580	20,000
Franchise tax payable	(150,000)	150,000
Net cash used in operating activities	$(1,708,304)	$(452,873)

Cash flows from Investing Activities:
Cash withdrawn from Trust Account for redeeming Class A stockholders	107,595,680	—
Cash withdrawn from Trust Account for payment of taxes	285,268	—
Cash deposited into trust account for extension fees	(57,388)	—
Cash (deposited) withdrawn to/ from Trust Account	—	(116,150,000)
Cash provided by (used in) investing activities	$107,823,560	$(116,150,000)

Cash Flows from Financing Activities:
Payments for redeeming Class A stockholders	(107,595,680)	—
Proceeds from initial public offering, net of underwriting discount paid	—	113,865,000
Proceeds from the sale of private units	—	4,000,000
Proceeds from promissory note – related party	721,500	147,800
Repayment of promissory note – related party	—	(364,868)
Offering costs paid	—	(283,019)
Net cash used (provided by) in financing activities	$(106,874,180)	$117,364,913

Net Change in cash	$(758,924)	$762,040
Cash – Beginning of period	762,040	—
Cash – End of period	$3,116	$762,040

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-Cash Investing and Financing Activities:
Reduction in deferred underwriters fee	$(1,000,000)	$—
Accretion of income to Trust Account	$1,509,988	$—
Issuance of founder’s shares	$—	$25,000
Offering costs included in accrued offering costs	$—	$55,995
Deferred underwriting fee	$—	$4,025,000
Initial Classification of Class A Common Stock subject to redemption to temporary equity	$—	$116,150,000
Offering costs paid by Sponsor directly through promissory note	$—	$217,068
Fair value of founder’s shares transferred to anchor investors	$—	$1,634,620
Issuance of representative shares	$—	$1,150,000

The accompanying notes are an integral part of the financial statements.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for a business combination target. The Company will not generate any operating revenues until its initial business combination. The registration statement for the Company’s Initial Public Offering was declared effective on December 20, 2021. On December 23, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s Sponsor, Sagaliam Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,000,000, which is described in Note 4.

Transaction costs amounted to $7,525,729, consisting of $3,025,000 of deferred underwriting fees, $1,150,000 for the fair value of Class A shares issued to underwriter as representative shares (see Note 6), $1,634,620 for the fair value of the Founder Shares in excess of amounts paid by anchor investors (see Note 5), and $566,109 of offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

As of December 22, 2022 the Underwriter agreement was amended whereby the Underwriter has agreed to reduce the amount of the Deferred Underwriting Commission payable to the Underwriter from $ 4,025,000 in cash to $3,025,000 in cash.

Following the closing of the Initial Public Offering on December 23, 2021, an amount of $10.10 per unit or an aggregate of $116,150,000 has been placed in a trust account , (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $150,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the Private Placement Units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 12 months (or up to 18 months, as applicable) from the closing of this offering, subject to applicable law. However, the Company had a charter Amendment to extend this date. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On December 22, 2022, the Company’s shareholders voted in favor of amending the Company’s charter to allow it more time to complete our initial business combination up until the extended deadline date.

Charter Amendment & Extension Agreement

As reported by Sagaliam’s Form 8-K filed with the SEC on December 23, 2022, on December 22, 2022, Sagaliam’s shareholders voted in favor of amending Sagaliam’s charter to allow it more time to complete our initial business combination up until October 23, 2023 (the “Extended Deadline Date”).

The charter amendment provides the Company with the option to extend the date by which it must complete its initial business combination from December 23, 2022 by up to ten successive one-month periods up to October 23, 2023 by the Sponsor depositing additional funds into the Trust Account at each extension election. As reported by the Company’s Form 8-K filed with the SEC on January 23, 2023, the Company extended the date by which it has to complete its business combination from January 23, 2023 to February 23, 2023. As reported by the Company’s Form 8-K filed with the SEC on February 24, 2023, the Company extended the date by which it has to complete its business combination from February 23, 2023 to March 23, 2023. As reported by the Company’s Form 8-K filed with the SEC on April 3, 2023, the Company extended the date by which it has to complete its business combination from March 23, 2023 to April 23, 2023. As reported by Sagaliam’s Form 8-K filed with the SEC on April 24, 2023, Sagaliam extended the date by which it has to complete its business combination from April 23, 2023 to May 23, 2023.

If the Company’s Business Combination is not consummated by the extended deadline date or if the Company fails to deposit additional funds into the Trust Account after each extension election, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes (less up to $150,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, which will expire worthless if the Company fails to complete an initial business combination within the Combination Period.

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

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1 – Description of Organization and Business Operations and Liquidity (cont.)

Charter Amendment & Extension Agreement (cont.)

In connection with the charter amendment, 10,543,663 shares were redeemed at a price of $10.21 per share and $107,595,680 was removed from the trust account to pay Sagaliam public stockholders who requested redemption of their Sagaliam Shares. As of December 31, 2022, the trust account balance was $9,843,439.

On November 16, 2022 by way of an unanimous written consent of the Board of Directors the text of Section 9.1(b) of Article IX of the Charter was amended by deleting the entire text of Section 9.1(b) of Article IX of the Charter and replacing it with the following: “Immediately after the Offering, a certain amount of the net offering proceeds received by the Corporation in the Offering (including the proceeds of any exercise of the underwriters’ overallotment option) and certain other amounts specified in the Corporation’s registration statement on Form S-1, as initially filed with the U.S. Securities and Exchange Commission (the “SEC”), as amended from time to time (the “Registration Statement”), shall be deposited in a trust account (the “Trust Account”), established for the benefit of the Public Stockholders (as defined below) pursuant to a trust agreement described in the Registration Statement. Except for the withdrawal of interest to pay taxes (less up to $150,000 interest to pay dissolution expenses), none of the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will be released from the Trust Account until the earliest to occur of (i) the completion of the initial Business Combination, (ii) the redemption of 100% of the Offering Shares (as defined below) if the Corporation is unable to complete its initial Business Combination by December 23, 2022 (the “Deadline Date”), provided, however the Deadline Date may be extended by the Corporation by up to ten successive one month periods up to October 23, 2023 by depositing into the trust account the lesser of $120,000. or $.06 per share for each public share of the Corporation that was not redeemed in connection with the special meeting of the Corporation held on December 16, 2022 for each one-month extension and (iii) the redemption of shares in connection with a vote seeking (a) to modify the substance or timing of the Corporation’s obligation to provide for the redemption of the Offering Shares in connection with an initial Business Combination or amendments to this Amended and Restated Certificate prior thereto or to redeem 100% of such shares if the Corporation has not consummated an initial Business Combination by the Deadline Date (or any extension to the Deadline Date in accordance with the Charter) or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity (as described in Section 9.7). Holders of shares of Common Stock included as part of the units sold in the Offering (the “Offering Shares”) (whether such Offering Shares were purchased in the Offering or in the secondary market following the Offering and whether or not such holders are the Sponsor or officers or directors of the Corporation, or affiliates of any of the foregoing) are referred to herein as “Public Stockholders”.

As of December 31, 2021 the Company had 12 months from the closing of the Public Offering, unless such period is extended. If the Company has executed a definitive agreement and filed a proxy statement for an initial business combination within 12 months from the closing of the Public Offering, the period of time the Company will have to consummate an initial business combination will be automatically extended by an additional four months to an aggregate of 19 months without additional cost. However, if the Company is not able to consummate an initial business combination within 12 months and the Company has not entered into a definitive agreement or filed a proxy statement for an initial business combination by such date, the Company may, by resolution of the board if requested by the sponsor, extend the time available to consummate an initial business combination for an additional three months up to two times (for a total of 18 months to complete a business combination) by paying into the trust account $1,150,000 ($0.10 per share in either case) on or prior to the date of the deadline. The Company will only be able to extend the period of time to consummate a business combination by an additional three months two times (for a total of nine months) (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes (less up to $150,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Rights, which will expire worthless if the Company fails to complete an initial business combination within the Combination Period.

Business Combination Agreement

On November 16, 2022 the Board of Directors entered into a Business Combination Agreement (the “BCA”) with Allenby Montefiore Limited, a private company limited by shares organized and existing under the Laws of the Republic of Cyprus, AEC Merger Sub Corp., a Delaware corporation, Supraeon Investments Limited, a private company limited by shares organized and existing under the Laws of the Republic of Cyprus, and GLD Partners, LP, a Delaware limited partnership. The Board had determined that it was in the best interests of the stockholders to extend the date to October 23, 2023 to consummate an initial business combination to an extended date in order to allow our stockholders to evaluate an initial business combination and for us to be able to potentially consummate an initial business combination, and is submitting these proposals to our stockholders to vote upon. This deal was not consummated and on February 23, 2023 the Business Combination Agreement was terminated as detailed in the subsequent events note herein.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

dECEMBER 31, 2022

Note 1 – Description of Organization and Business Operations and Liquidity (cont.)

Stockholder Redemption

The Company has provided its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. On December 14, 2022 10,543,663 shares were redeemed for a total dollar amount of $106,490,996.

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

Liquidity, Capital Resources, and Going Concern

As of December 31, 2022 and December 31, 2021, the Company had $3,116 and $762,040, respectively, in its operating bank accounts, and working capital (deficit) of $(3,854,273) and $737,422, respectively.

Until the consummation of a Business Combination, the Company will be using the funds in operating accounts for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2023 (12 months from Public Offering plus extension periods as discussed above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by October 23, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of October 23, 2023.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

dECEMBER 31, 2022

Note 1 – Description of Organization and Business Operations and Liquidity (cont.)

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

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2022

Note 2 – Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in U. S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2022

Note 2 – Significant Accounting Policies (cont.)

Marketable Securities Held in Trust Account (cont.)

These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

As of December 31, 2022 and December 31, 2021, the Company had $9,843,440 and $116,157,019, respectively in marketable securities held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480 (Distinguishing Liabilities from Equity). Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period.

Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2022 and December 31, 2021, 956,337 and 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period (less a provision of $150,000 for the payment of dissolution expenses on any aggregate interest not released by the Company to pay income and franchise taxes).

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value.

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the following table:

Gross proceeds	$116,500,000
Less:
Accretion of carrying cost	(15,819,048)
Plus:
Accretion of carrying value to redemption value	15,476,067
Class A ordinary shares subject to possible redemption as of December 31, 2021	116,157,019
Plus:	—
Income earned on Trust assets	1,509,988
Extension fee paid into trust	57,388
Less:
Trust withdrawal for taxes	(285,275)
Initial Pre-Extension Redemption	(107,595,680)
Class A ordinary shares subject to possible redemption as of December 31, 2022	$9,843,440

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2022

Note 2 – Significant Accounting Policies (cont.)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,525,729 consisting of $1,150,000 of underwriting fees, $3,025,000 of deferred underwriting fees, $1,150,000 for underwriting related costs recognized for representative shares, $1,634,620 for the fair value of the Founder Shares in excess of amounts paid by anchor investors (see Note 5), and $566,109 of other offering costs. There were -0- offering costs in the year ended December 31, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the our financial statement. Since we were incorporated on March 31, 2021, the evaluation was performed for the years 2021and 2022 tax years which will be the only periods subject to examination.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENT

DECEMBER 31, 2022

Note 2 – Significant Accounting Policies (cont.)

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata between Class A common stock subject to possible redemption and non-redeemable common stock. Non-redeemable common stock includes Founder, Private Placement, and Representative Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2022 and the period March 31, 2021 (inception) through December 31, 2021, respectively.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,487,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of December 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could potentially, be exercised or converted into ordinary shares and then shares in the earnings of the Company.

The table represents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock:

	Year Ended December 31, 2022		For the period March 31, 2021 (Inception) through December 31, 2021
	Class A common stock	Non-redeemable common stock	Class A common stock	Non-redeemable common stock

Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(2,607,381)	$(802,896)	$(33,092)	$(280,695)
Denominator:
Basic and diluted weighted average shares outstanding	11,008,925	3,390,000	334,545	2,837,709
Basic and diluted net loss per common stock	$(0.24)	$(0.24)	$(0.10)	$(0.10)

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

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 – Significant Accounting Policies (cont.)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 4 – Private Placement (cont.)

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

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 5 – Related Party Transactions

On October 13, 2022 the Board of Directors established a special committee of independent directors to explore a possible business combination with Arabian Entertainment Company Limited, a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, and its affiliates, (a “Possible Transaction”); and (2) it is possible that one or more directors of the Company has a conflict of interest in the Possible Transaction.

Promissory note – Related Party

On August 23, 2022, in order to fund working capital deficiencies and finance transaction costs, Sagaliam Acquisition Corp. issued a convertible promissory note (the “Promissory Note”) to Sagaliam Sponsor LLC, the Company’s sponsor. Pursuant to the Promissory Note, the Sponsor agreed to loan the Company an aggregate principal amount up to $1,500,000. The principal of this Promissory Note may be drawn down from time to time prior to the earlier of: (i) October 23, 2023 or (ii) the date on which the Company consummates an initial business combination with a target business (a “Business Combination”), upon written request from the Company to the Sponsor. The Promissory Note was issued to fund working capital of the Company. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of: (i) October 23, 2023 or (ii) the date on which the Company consummates a Business Combination (the “Maturity Date”). If a Business Combination is not announced prior to October 23, 2023, the unpaid principal balance of the Promissory Note, and all other sums payable with regard to the Promissory Note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Sponsor.

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

The Payee has the right, but not the obligation, to convert any outstanding principal amount under this Note, in whole or in part, into units (the “Units”) of the Maker, as described in the Prospectus, by providing the Maker with written notice of its intention to convert any outstanding principal amount under this Note at least one business day prior to the closing of a Business Combination. The Units would be identical to the private placement units as described in the Prospectus. The number of Units to be received by the Payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The Company has considered ASC480, distinguishing debt from equity, and has concluded that the promissory note should be classified as debt.

As of December 31, 2022 the principal balance of the promissory note was $721,500.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 5 – Related Party Transactions (cont.)

Line of Credit – Related Party

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

Administrative Support Agreement

The Company has entered into an agreement with the Sponsor commencing May 1, 2021, to pay a total of $20,000 per month for officer’s salaries, office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. The fees for the year ended December 31, 2022 were $240,000. The fees for the period from March 31, 2021 to December 31, 2021 were $160,000. As of December 31, 2022 and December 31, 2021 the outstanding balances were $30,000 and $20,000, respectively due to Sponsor.

Termination Fee

On February 23, 2023, Sagaliam was notified by Allenby Montefiore Limited, a private company limited by shares organized and existing under the Laws of the Republic of Cyprus (“PubCo”), AEC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of PubCo (“PubCo Merger Sub”), Supraeon Investments Limited, a private company limited by shares organized and existing under the Laws of the Republic of Cyprus (the “Target”), and GLD Partners, LP, a Delaware limited partnership (“Seller”) are considered related parties that the Target was electing to terminate the Merger and the Business Combination Agreement. Under the terms of the Business Combination agreement, the Company was required to meet certain funding conditions by December 15, 2023, which it did not; therefore management concluded the termination fee was probable as of December 31, 2022 and accrued the termination fee of $1,000,000 as presented in the accompanying balance sheet.

Note 6 – Commitments and Contingencies

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, Private Placement Units and rights may be issued Units upon conversion of Working Capital Loans to Class A common stock issuable upon the exercise of the Private Placement statements.

Underwriting Agreement

As of December 22, 2022 the Underwriter agreement was amended whereby the Underwriter has agreed to reduce the amount of the Deferred Underwriting Commission payable to the Underwriter from $ 4,025,000 in cash to $3,025,000 in cash.

The underwriters were entitled to a cash underwriting discount of one percent (1%) of the gross proceeds of the Public Offering, or $1,150,000. The Company has also agreed to issue to EF Hutton, the representative of underwriters, and/or its designees, 115,000 shares of the Class A common stock (the “Representative’s shares”) upon the consummation of the offering, as compensation in connection with the offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 2.5% of the gross proceeds of the Public Offering upon the completion of the Company’s initial business combination. This discount was reduced from 3.5% to 2.5% on December 22, 2022. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 – Stockholders’ Equity

Class A Common Stock – The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. At December 31, 2022 and December 31, 2021, there were 515,000 Class A common stock issued and outstanding, excluding 956,337 and 11,500,000 respectively Class A common stock subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. At December 31, 2022 and December 31, 2021, there were 2,875,000 Class B common stock issued and outstanding.

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

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

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

If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of shares of Class A common stock will receive in the transaction on an as-exchanged for Class A common stock basis, and each holder of a Public Right will be required to affirmatively exchange its Public Rights in order to receive the 1/8 share underlying each Public Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Public Rights holder original rights certificates to the Company within a fixed period of time after which period the rights will expire worthless.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 – Stockholders’ Equity (cont.)

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

Note 8 - Income Tax

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$365,321	$30,026
Startup/Organization Expenses	206,733	33,869
Transaction Costs	210,000	0
Deferred Tax Asset	782,053	65,895
Valuation Allowance	(782,053)	(65,895)
Deferred tax assets, net of allowance	—	—

The income tax provision for the periods below consists of the following:

	January 1, 2022 Through	March 31, 2021 Through
	December 31, 2022	December 31, 2021
Federal
Current	$0	$0
Deferred	(716,158)	(65,895)
Change in valuation allowance	716,158	65,895
Income tax provision	$—	$—

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 8 - Income Tax (cont.)

As of December 31, 2022, the Company has $1,739,623 of U.S. federal net operating loss carryovers, which can be carried forward indefinitely, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the twelve months ending December 31, 2022, the change in the valuation allowance was $716,158. For the period from March 31, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $65,895.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021

Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2022 and December 31, 2021 remain open and subject to examination.

Note 9 – Subsequent Events

On February 23, 2023, Allenby Montefiore Limited (the “Target Company”) notified Sagaliam that as Sagaliam did not receive such commitments before December 15, 2022, the Target Company was electing to terminate the Merger and the Business Combination Agreement. Under the terms of the Business Combination Agreement, the termination right exercised by the Company obligates Sagaliam to pay a termination fee of $1,000,000 no later than two business days after the date of such termination fee. Since the agreement called for Sagaliam to obtain funding by December 31, 2022 and it did not, the termination fee was accrued for as of December 31, 2022.

On March 23, 2023, GLD Sponsor Member, LLC, a Delaware limited liability company (the “Seller”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with BN Holdings Trust, a Nevada Trust (“BN Holdings Trust”) and Sagaliam Sponsor, LLC (the “Sponsor”), pursuant to which BN Holdings Trust agreed to purchase all of the issued and outstanding equity interests in the Sponsor from the Seller, which constitutes 100% of the membership interests in the Sponsor. The consummation of the transactions contemplated by the Purchase Agreement (the “Closing”) shall take place at 10:00 am, New York time, on May 19, 2023. The consideration for the transaction is reimbursement of advances and the payment of various fees. The change in Sponsor will cause a change in some board seats however it should not cause a significant impact to the Company.

SAGALIAM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 9 – Subsequent Events (cont.)

The Company received a delinquency notification letter (“Notice”) from the Listing Qualifications staff of the Nasdaq Stock Market LLC (“Nasdaq”) on April 19, 2023 due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the SEC.

The Notice states that the Company has 60 calendar days to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 calendar days from the prescribed due date for filing the Form 10-K or until October 16, 2023, to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

The Company requires additional time to prepare, review and finalize its plans to regain compliance with Nasdaq.

