Form 10-Q
period 2023-03-31
Sagaliam Acquisition Corp
filed 2023-11-27
CIK 1855351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-41182

Sagaliam Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-3006717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1490 N.E. Pine Island Rd., Suite 5-DCape Coral, FL 33909

(Address of Principal Executive Offices, including zip code)

(845) 925-4597

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

As of November 21, 2023, there were 49,346,337 shares of Class A common stock (including 951,801 shares of Class A common stock subject to redemption, 404,536 Units, 46,066,801 Class A common shares and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding).

SAGALIAM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

SAGALIAM ACQUISITION CORP.

BALANCE SHEET

	31-Mar-23	31-Dec-22
	Unaudited	Audited
Assets
Current Assets
Cash	$19	$3,116
Prepaid Expenses	$198,685	$198,685
Total Curren Assets	$198,704	$201,801

Prepaid Expenses - non-current		$-
Marketable Securities held in Trust Account	$10,109,893	$9,843,440
Total Assets	$10,308,596	$10,045,241

Liabilities and stockholders’ Deficit
Current Liabilities
Account payable and accrued expenses	$2,445,574	$2,304,574
Accrued expense termination fee - related party	$1,000,000	$1,000,000
Accrued administrative fee - related party	$60,000	$30,000
Franchise tax payable	$200,000	$-
Promissory note - related party	$893,641	$721,500
Total Current Liabilities	$4,599,215	$4,056,074
Deferred Underwriting fee payable	$3,025,000	$3,025,000
Total Liabilities	$7,624,215	$7,081,074

Commitments and Contingencies
Class A common stock subject to redemption 956,337 shares at redemption value of $10.57 and $10.29 per share at 3-31-2023 and 12-31-2022 respectively	$10,109,893	$9,843,440

Stockholders’ Deficit
Preferred stock, $.0001 par value; 1,000,000 shares authorized none issued and outstanding		$-

Class A common stock, .0001 par value, 100,000,000 shares authorized 515,000 shares issued and outstanding at 3-31-2023 and 12-31—2022 respectively	$52	$52

Class B common stock, .0001 par value, 10,000,000 shares authorized 2,875,000 shares issued and outstanding at 3-31-2023 and 12-31—2022 respectively	$288	$288

Additional Paid-in Capital

Accumulated deficit	$(7,425,851)	$(6,879,613)

Total Stockholders deficit	$(7,425,511)	$(6,879,273)

Total liabilities and stockholders’ deficit.	$10,308,596	$10,045,241

The accompanying notes are an integral part of the unaudited condensed financial statements.

Sagaliam Acquisition Corp.

Statement of Operations

	For the three months ended March 31, 2023 unaudited	For the three months ended March 31, 2022 unaudited
Operating cost	$323,453	$506,110
Administrative service agreement	$117,097
Franchise tax Expense	$200,000
Loss from operations	$(640,550)	$(506,110)
Other Income/(expense)
Loss on marketable securities		$(32,250)
Interest earned on marketable securities held in Trust Account, net	$94,312
Loss before provision for income tax	$(546,238)	$(538,360)
Provision for income taxes	$-	$-
Net Loss	$(546,238)	$(538,360)

Basic and diluted weighted average shares outstanding Class A common stock subject to possible redemption	11,008,925	11,500,000
Basic and diluted net loss per Class A common stock subject to possible redemption	$(0.05)	$(0.04)
Basic and diluted weighted average shares of outstanding of non-redeemable common stock	$3,390,000	$3,390,000
Basic and diluted net loss per non-redeemable common stock	$(0.03)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	515,000	$52	2,875,000	$288	0	$(3,180,209)	$(3,179,869)

Reduction in Underwriters deferred fess						$1,000,000	$1,000,000

Accretion of Investment Income to Trust Accounnt						$(1,509,988)	$(1,509,988)

Cash withdrawal from Trust Account for Taxes						$278,249	$278,249

Extension fee Paid to Trust Account						$(57,388)	$(57,388)

Net Loss						$(3,410,277)	$(3,410,277)

Balance —- December 31, 2022	515,000	$52	2,875,000	$288	$-	$(6,879,613)	$(6,879,273)

Accretion of Investment Income to Trust Account						$172,141	$172,141

Extension fee Paid to Trust Account						$(172,141)	$(172,141)

Net Loss						$(546,238)	$(546,238)

Balance —- March 31, 2023	$515,000	$52	$2,875,000	$288	$-	$(7,425,851)	$(7,425,511)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance March 31, 2021 Inception)		$-		$-	$-	$-	$-

Issuance of class B commonstock to Sponsor			2,875,000	288	24,712		$25,000

Issuances of Representative Shares	115,000	12			1,149,988		$1,150,000

Net Proceeds from Sale of A Public rights					10,233,712		$10,233,712

Net Proceeds of private placement Class A Units	400,000	40			2,776,016		$2,776,056

Sale of Class B Founder’s Shares to Anchor Investors					1,634,620		$1,634,620

Accretion of Class A Ordinary Shares Subject to Possible Redemption					(15,819,048)	(2,866,422)	$(18,685,470)

Net Loss						(313,787)	$(313,787)

Balance December 31, 2021	515,000	$52	2,875,000	$288	$-	$(3,180,209)	$(3,179,869)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

STATEMENT OF CASH FLOW

	For the period ended March 31, 2023 (unaudited)	For the year ended December 31, 2022 (audited)
Cash Flow from Operating Activities
Net Loss	$(546,238)	$(3,410,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	$(94,312)	$(1,509,988)
Change in operating assets and liabilities:
Prepaid expenses		$103,381
Accrued expenses	$171,000	$3,258,580
Franchise tax payable	$200,000	$(150,000)
Net cash used in operating activities	$(269,550)	$(1,708,304)

Cash flows from Investing Activities
Cash withdrawn from Trust Account for redeeming Class A stockholders		$107,595,680
Cash withdrawn from Trust Account for payment of taxes		$285,268
Cash deposited in trust account	$94,312	$(57,388)
Cash provided by (used in) investing activities	$94,312	$107,823,560

Cash Flows from Financing Activities
Payment for redeeming Class A stockholders		$(107,595,680)
Proceeds from Promissory note - related party	$172,141	$721,500
	$172,141	$(106,874,180)

Net Change in Cash	$(3,097)	$(758,924)
Cash - Beginning period	$3,116	$762,040
Cash - End of period	$19	$3,116

	$19
Supplemental Disclosure of non-cash Investing and Financing Activities
Non-Cash Investing and Financing Activities
Reduction in underwriters fee		$(1,000,000)
Accretion of income to Trust Account		$1,509,988

The accompanying notes are an integral part of the unaudited condensed financial statements.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023 and December 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for a business combination target. The Company will not generate any operating revenues until its initial business combination. The registration statement for the Company’s Initial Public Offering was declared effective on December 20, 2021. On December 23, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

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

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2023 and December 31, 2022, the Company had $19 and $3,116, respectively, in its operating bank accounts, and working capital deficit of $269,550 and $1,708,304, respectively.

Until the consummation of a Business Combination, the Company will be using the funds in operating accounts for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the resolution of the Pending Litigation in the GLD Partners v. SAGA Matter to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 23, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 23, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of November 21, 2024.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 2 – Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2022 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

MARCH 31, 2023

Note 2 – Significant Accounting Policies (cont.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in U. S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of March 31, 2023 and December 31, 2022, the Company had $10,109,893 and $9,843,440, respectively in marketable securities held in the Trust Account.

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

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

MARCH 31, 2023

Note 2 – Significant Accounting Policies (cont.)

Class A Common Stock Subject to Possible Redemption (cont.)

As of March 31, 2023 and December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period (less a provision of $150,000 for the payment of dissolution expenses on any aggregate interest not released by the Company to pay income and franchise taxes).

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value.

There were no adjustments to the carrying value of Class A common stock subject to possible redemption for the three and nine months ended March 31, 2023.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under ASC 740-270, tax expense for interim periods should be measured using an estimated annual effective tax rate. Exceptions under ASC 740-270-30-36 and ASC 740-270-25-3 include circumstances where a reliable estimate of ordinary income or loss cannot be made. The Company believes there is not a high degree of uncertainty in estimating annual pretax earnings. Therefore, the Company has used an effective tax rate method to calculate interim income tax expense. ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

MARCH 31, 2023

Note 2 – Significant Accounting Policies (cont.)

Income Taxes (cont.)

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

The Company’s effective tax rate for the three and nine months ended March 31, 2023 was -0-% and -0-% respectively

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and loses are shared pro rata between Class A common stock subject to possible redemption and non-redeemable common stock. Non-redeemable common stock includes Founder, Private Placement, and Representative Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2023, nine months ended March 31, 2023 and the period March 31, 2021 (inception) through December 31, 2021, respectively.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,487,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could potentially, be exercised or converted into ordinary shares and then shares in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 2 – Significant Accounting Policies (cont.)

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

sagaliam acquisition corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 4 – Private Placement (cont.)

Founder Shares

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

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 5 – Related Party Transactions (cont.)

Line of Credit – Related Party (cont.)

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

The outstanding balance of the Line of Credit as of March 31, 2023 is $175,000.

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This unsecured loan was non-interest bearing and is payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering.

The outstanding balance under the Promissory Note was repaid on December 23, 2021, upon the closing of the Initial Public Offering.

Administrative Support Agreement

The Company has entered into an agreement with the Sponsor commencing May 1, 2021, to pay a total of 20,000 per month for officer’s salaries, office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. The fees for the three months ended March 31, 2023 and the nine months ended March 31, 2023 were $60,000 and $180,000, respectively. The fees for the period from March 31, 2021 to March 31, 2023 were $40,000. As of March 31, 2023 and December 31, 2021 the outstanding balances were $0 and $20,000, respectively due the Sponsor.

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

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Note 7 – Stockholder’s Equity

Class A Common Stock – The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2021, there were 515,000 Class A common stock issued and outstanding, excluding 11,500,000 Class A common stock subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2021, there were 2,875,000 Class B common stock issued and outstanding.

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

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2021, there were no preferred shares issued or outstanding.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 7 – Stockholder’s Equity (cont.)

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

As a result of distributions for taxes, extension payments and interest, the Sagaliam trust account holds approximately $10.3M as of 27 Nov 23, which equates to $10.85/share for each of the 951,801 Sagaliam Common A shares backed by the trust account. Extension payments have been made through the 15 Sept 23 date of the execution of the BCA with Enzolytics for the acquisition of the VIRO and BGEN subsidiaries.

On September 12, 2023 the Company issued a promissory note with Sagaliam Sponsor LLC. Subsequent to the acquisition of the Sagaliam Sponsor LLC the Sponsor Promissory note has been increased to $3,500,000.

On September 15, 2023 the Company executed a binding business combination agreement for the purchase of Biogenysis, Inc. (“BGEN”) and Virogentics Inc. (“VIRO”), operating subsidiaries of Enzolytics Inc. (OTC PK: ENZC).

On April 14, 2023, the Company entered into a 12% Convertible Promissory Note agreement with Seacor Capital Inc. (“Seacor Note”) The Seacor Note accrues interest at a rate of 12% and is due on or before October 31, 2023. The Seacor Note may be converted at a price equal to a 50% discount to the weighted average share price.

On April 14, 2023, the Company entered into a 12% Convertible Promissory Note agreement with NYF Capital Inc. (“NYF Note”) The NYF Note accrues interest at a rate of 12% and is due on or before October 31, 2023. The NYF Note may be converted at a price equal to a 50% discount to the weighted average share price.

On October 3, 2023, the Company entered into a $100 thousand Convertible Note (“LMI Note”) to Legacy Metaverse Inc. (“LMI”), an entity controlled by Barry Kostiner, the CEO of the Company. The LMI Note accrues interest at a rate of 10% and is due on October 3, 2024. The LMI Note may be converted at a price equal to a 90% discount to the weighted average share price. Together with each LMI conversion share, a warrant will be issued with the strike price equal to the conversion price per share and an expiration date of 5 years after issuance. Additionally, LMI has the non-exclusive right to market the Company’s nutraceutical products for a 50% profit participation. LMI has the right to fund an additional $900,000.

It is expected that the Sponsor, Seacor, NYF and LMI debt obligations will be repaid and restructured upon completion of a PIPE transaction to be fund after approval of the BCA by shareholders.

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

Results of Operations

Our entire activity since inception up to March 31, 2023, was related to our formation and Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months from Jan 1, 2023 through March 31, 2023, we had a net loss of $546,238, which consists of $640,550 in operating costs and $94,312 in interest earned from marketable securities held in trust account. For the three months January 1, 2022 to March 31, 2022 we had a net loss of $538,360.

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

As of March 31, 2023 and December 31, 2022, we had $19 and $3,116, respectively, in our operating bank accounts, $10,109,893 and $9,843,440, respectively, in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital (deficit) of 269,550 and $1,708,304, respectively. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 21, 2023 (conditioned upon the shareholder vote scheduled for November 21, 2021) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 21, 2024. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 21, 2024. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of November 21, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Critical Accounting Policies

Marketable Securities Held in Trust Account

At March 31, 2023, all of the assets held in the Trust Account were invested in U.S. Treasury securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of March 31, 2023, we had $10,109,891.92 in marketable securities held in the Trust Account.

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

As of March 31, 2023, 951,801 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In GLD Partners LP and Sponsor Member LLC vs Sagaliam Acquisition Corp, Case No. 1:99-mc-09999 filed on 7 Nov 23 (US District Court for the District of Delaware) claims are asserted that the transaction with VIRO and BGEN disenfranchises GLD of its voting rights.

The Company intends to vigorously defend the lawsuit and believes that it has no basis in fact or law. In a 13D submitted by GLD Sponsor Member, LLC on April 25, 2023 it is disclosed that GLD Sponsor Member entered into an Insider Letter on December 20, 2022 including the provision to: “vote any shares of Common Stock owned by it in favor of any proposed Business Combination”. The extension proxy is a necessary precondition to the Business Combination Agreement, and is thus included in the parameters of the voting agreement included in the Insider Letter.

In Supraeon Investments Inc. vs Sagaliam Acquisition Corp, Case No. filed on 15 Sep 23 (Superior Court of the State of Delaware) claims are asserted that the Company owes a $1,000,000 termination fee in connection with the previously proposed AEC acquisition. GLD is the controlling entity of Supraeon.

The Company intends to vigorously defend the lawsuit, and believes that it has no basis in fact or law. In an 8-K submitted by the Company on March 1, 2023 it was noted that “Sagaliam contends that it has no obligation to pay a termination fee.” It is the belief of the Company that there is no termination fee owed, and as a result of conflicts amongst multiple entities controlled by GLD, if a termination fee were to be owed, it would be owed by GLD.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (cont.)

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 20, 2021, by and between the Registrant and EF Hutton, a division of Benchmark Investments, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

3.1†	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment to Registration Statement on Form S-1 (File No. 333-256473) filed with the Commission on November 22, 2021).

4.1	Right Agreement, dated December 20, 2021 by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.1	Letter Agreement, December 20, 2021, by and among the Registrant, its officers and directors, and Sagaliam Sponsor LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2021).

10.2	Investment Management Trust Agreement, dated December 20, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.3	Registration Rights Agreement, dated December 20, 2021, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.4	Unit Subscription Agreement, dated December 20, 2021, by and between the Registrant and Sagaliam Sponsor LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.5	Administrative Support Agreement by and between the Registrant and Sagaliam Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2021).

10.6	SAGA Convertible Note - NYF Group

10.7	SAGA Convertible Note - Seacor Capital

10.8	SAGA LMI RMF Promissory Note

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*

Cover Page Interactive Data File.

Business Combination Agreement executed on 15 Sept 23

LMI Convertible Debt Agreement

Seacor Convertible Debt Agreement

NY Convertible Debt Agreement

BN Holdings Trust Promissory Note

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

SAGALIAM ACQUISITION CORP.

Date: November 27, 2023	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 27, 2023	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)

