Form 10-Q
period 2023-09-30
Sagaliam Acquisition Corp
filed 2024-03-07
CIK 1855351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-41182

Sagaliam Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-3006717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3002 Royal Palm, Baytown, Texas 77523

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

As of March 5, 2024 there were 54,346,337 shares of Class A common stock (including 951,801 shares of Class A common stock subject to redemption, 404,522 Units, 51,066,815 Class A common shares and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding).

SAGALIAM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

	Condensed Balance Sheets as of September 30, 2023 (unaudited and not reviewed) and December 31, 2022 (audited)	2

	Condensed Statements of Operations for the Three and Nine months Ended September 30, 2023 and 2022 (unaudited and not reviewed)	3

	Condensed Statements of Changes in Stockholders’ Deficit for the Three months Ended September 30, 2023 (unaudited and not reviewed) and for Nine months ended September 30, 2023	4

	Condensed Statements of Cash Flows for the Three Months Ended September 30, 2023 and 2022 (unaudited and not reviewed)	5

	Notes to Condensed Financial Statements (unaudited and not reviewed)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

SAGALIAM ACQUISITION CORP.

BALANCE SHEET (NOT REVIEWED)

	30-Sep-23	31-Dec-22
Assets
Current Assets
Cash	$537,462	$3,116
Prepaid Expenses	$198,685	$198,685
Total Current Assets	$736,147	$201,801

Prepaid Expenses - non-current	$-	$-
Investment in Operating Subsidiaries	$450,000,000	$-
Marketable Securities held in Trust Account	$10,673,117	$9.843,440
Total Assets	$461,409,264	$10,045,241

Liabilities and stockholders’ Deficit
Current Liabilities
Account payable and accrued expenses	$2,560,007	$2,304,574
Accrued expense termination fee - related party	$1,000,000	$1,000,000
Accrued administrative fee - related party	$340,000	$30,000
Franchise tax payable	$200,000	$-
Convertible notes payable	$224,000	$-
Promissory note - related party	$1,237,922	$721,500
Total Current Liabilities	$5,561,929	$4,056,074
Deferred underwriting fee payable	$3,025,000	$3,025,000
Total Liabilities	$8,586,929	$7,081,074

Commitments and Contingencies
Class A common stock subject to redemption 956,337 shares at redemption value of $10.84 and$10.29 per share at 3-31-2023 and 12-31-2022 respectively	$10,673,117	$9,843,440

Stockholders’ Deficit
Preferred stock, $.0001 par value; 1,000,000 shares authorized none issued and outstanding	$-	$-
Class A common stock, .0001 par value, 100,000,000 shares authorized 515,000 shares issued and outstanding at 3-31-2023 and 12-31-2022 respectively	$52	$52

Class B common stock, .0001 par value, 10,000,000 shares authorized 2,875,000 shares issued and outstanding at 3-31-2023 and 12-31-2022 respectively	$4,788	$288

Additional paid-in capital	$450,532,943	$-

Accumulated deficit	$(8,388,565)	$(6,879,613)

Total Stockholders Deficit	$442,149,218	(6,879,273)

Total Liabilities and Stockholders’ Deficit	$461,409,264	10,045,241

The accompanying notes are an integral part of the unaudited and not reviewed condensed financial statements.

Sagaliam Acquisition Corp.

Statement of Operations (Not Reviewed)

	For the three months ending September 30, 2023		For the three months ending September 30, 2022		For the nine months ending September 30, 2023	For the nine months ending September 30, 2022
Operating cost		$304,944		$312,645	$1,300,710	$818,959
Administrative service agreement		$90,000	$		$313,097	$-
Franchise tax expense	$		$		$200,000	$-
Loss from operations		$(394,944)		$(312,645)	$(1,813,807)	$(818,959)
Other Income/(Expense)						-
Interest expense		$(7,200)		$-	$(8,400)	$-
Int earned marketable securities Trust net		$132,803		$152,842	$313,255	$120,292
Loss before provision for income tax		$(269,341)		$(159,803)	$(1,508,952)	$(698,667)
Provision for income taxes		$-		$-	$-	$-
Net Loss		$(269,341)		$(159,803)	$(1,508,952)	$(698,667)

Basic and diluted weighted average shares outstanding Class A common stock subject to possible redemption		11,500,000		11,500,000	11,008,925	11,008,925
Basic and diluted net loss per Class A common stock subject to possible redemption		$(0.01)		$(0.01)	$(0.14)	$(0.05)
Basic and diluted weighted average shares of outstanding of non-redeemable common stock		3,390,000		3,390,000	3,390,000	3,390,000
Basic and diluted net loss per non-redeemable common stock		$(0.01)		$(0.01)	$(0.03)	$(0.05)

The accompanying notes are an integral part of the unaudited and not reviewed condensed financial statements.

Sagaliam Acquisition Corp.

Statement of Changes in Stockholders’ Deficit

For the period ended September 30, 2023 and year ended December 31, 2022 (not reviewed)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	515,000	$52	2,875,000	$288	0	$(3,180,209)	$(3,179,869)

Reduction in underwriters deferred fess						$1,000,000	$1,000,000

Accretion of investment income to Trust Account						$(1,509,988)	$(1,509,988)

Cash withdrawal from Trust Account for taxes						$278,249	$278,249

Extension fee paid to Trust Account						$(57,388)	$(57,388)

Net Loss						$(3,410,277)	$(3,410,277)

Balance — December 31, 2022	515,000	$52	2,875,000	$288	$-	$(6,879,613)	$(6,879,273)

Accretion of investment income to Trust Account						$172,141	$172,141

Extension fee paid to Trust Account						$(172,141)	$(172,141)

Net Loss three months ended 3-31-2023						$(546,238)	$(546,238)

Balance — March 31, 2023	$515,000	$52	$2,875,000	$288	$-	$(7,425,851)	$(7,425,511)

Accretion of investment income to Trust Account						$344,281	$344,281

Extension fee paid to Trust Account						$(344,281)	$(344,281)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance (March 31, 2021 Inception)		$-		$-	$-	$-	$-

Issuance of class B common stock to Sponsor			2,875,000	288	24,712		$25,000

Issuances of Representative Shares	115,000	12			1,149,988		$1,150,000

Net Proceeds from Sale of A Public rights					10,233,712		$10,233,712

Net Proceeds of private placement Class A Units	400,000	40			2,776,016		$2,776,056

Sale of Class B Founder’s Shares to Anchor Investors					1,634,620		$1,634,620

Accretion of Class A Ordinary Shares Subject to Possible Redemption					(15,819,048)	(2,866,422)	$(18,685,470)

Net Loss – December 31, 2021						(313,787)	$(313,787)

Balance December 31, 2021	515,000	$52	2,875,000	$288	$-	$(3,180,209)	$(3,179,869)

The accompanying notes are an integral part of the unaudited and not reviewed condensed financial statements.

SAGALIAM ACQUISITION CORP.

STATEMENT OF CASH FLOW (Not Reviewed)

	For the period ended September 30, 2023		For the period ended September 30, 2022
Cash Flow from Operating Activities
Net Loss		$(1,508,952)	$(3,410,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account		$(313,255)	$(1,509,988)
Change in operating assets and liabilities:
Prepaid expenses			103,381
Accrued expenses		$565,433	$3,258,580
Franchise tax payable		$200,000	$(150,000)
Net cash used in operating activities		$(1,056,774)	$(1,708,304)

Cash flows from Investing Activities
Cash withdrawn from Trust Account for redeeming Class A stockholders			107,595,680
Cash Acquired in Acquisition		537,443
Cash withdrawn from Trust Account for payment of taxes			285,268
Cash deposited in Trust Account	$		(57,388)
Cash provided by (used in) investing activities		$537,443	107,823,560

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor			(107,595,680)
Proceeds from convertible debt		$224,000
Proceeds from Promissory note - related party		$829,677	721,500
		$1,053,677	(106,874,180)

Net Change in Cash		$534,346	(758,924)
Cash - Beginning period		$3,116	762,040
Cash - End of period		$537,462	3,116

Supplemental Disclosure of non-cash Investing and Financing Activities
Non-Cash Investing and Financing Activities
Reduction in underwriters fee			(1,000,000)
Accretion of income to Trust Account			1,509,988

The accompanying notes are an integral part of the unaudited and not reviewed condensed financial statements.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED AND NOT REVIEWED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, and December 31, 2022, the Company had not yet commenced any operations. All activity through September 2023 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for a business combination target. The Company will not generate any operating revenues until its initial business combination. The registration statement for the Company’s Initial Public Offering was declared effective on December 20, 2021. On December 23, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $115,000,000, which is described in Note 3.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023 and December 31, 2022, the Company had 553.66 and $3,116, respectively, in its operating bank accounts, and working capital deficit of $1,056,774 and $1,708,304, respectively.

Until the consummation of a Business Combination, the Company will be using the funds in operating accounts for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the resolution of the Pending Litigation in the GLD Partners v. SAGA Matter to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 23, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED AND NOT REVIEWED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Note 2 – Significant Accounting Policies

The accompanying unaudited and not reviewed condensed financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2022 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited and not reviewed condensed financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in U. S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of September 30, 2023 and December 31, 2022, the Company had $10,558,356.40 and $9,843,440, respectively in marketable securities held in the Trust Account.

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

SEPTEMBER 30, 2023

Note 2 – Significant Accounting Policies (cont.)

Class A Common Stock Subject to Possible Redemption (cont.)

As of September 30, 2023 and December 31, 2022, 11,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period (less a provision of $150,000 for the payment of dissolution expenses on any aggregate interest not released by the Company to pay income and franchise taxes).

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value.

There were no adjustments to the carrying value of Class A common stock subject to possible redemption for the three and nine months ended September 30, 2023.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited and not reviewed condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Under ASC 740-270, tax expense for interim periods should be measured using an estimated annual effective tax rate. Exceptions under ASC 740-270-30-36 and ASC 740-270-25-3 include circumstances where a reliable estimate of ordinary income or loss cannot be made. The Company believes there is not a high degree of uncertainty in estimating annual pretax earnings. Therefore, the Company has used an effective tax rate method to calculate interim income tax expense. ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited and not reviewed condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED AND NOT REVIEWED CONDENSED FINANCIAL STATEMENT

SEPTEMBER 30, 2023

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

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was -0-% and -0-% respectively

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and loses are shared pro rata between Class A common stock subject to possible redemption and non-redeemable common stock. Non-redeemable common stock includes Founder, Private Placement, and Representative Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2023, nine months ended September 30, 2023 and the period March 31, 2021 (inception) through December 31, 2021, respectively.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,487,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could potentially, be exercised or converted into ordinary shares and then shares in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED AND NOT REVIEWED CONDENSED FINACIAL STATEMENTS

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Note 5 – Related Party Transactions

Line of Credit – Related Party

On August 23, 2022, Sagaliam Acquisition Corp. (the “Company”) issued a convertible promissory note (the “Promissory Note”) to Sagaliam Sponsor LLC, the Company’s sponsor (“Sponsor”). Pursuant to the Promissory Note, the Sponsor agreed to loan the Company an aggregate principal amount up to $1,500,000. The principal of this Promissory Note may be drawn down from time to time prior to the earlier of: (i) April 30, 2023 or (ii) the date on which the Company consummates an initial business combination with a target business (a “Business Combination”), upon written request from the Company to the Sponsor. The Promissory Note was issued to fund working capital of the Company. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the earlier of: (i) April 30, 2023 or (ii) the date on which the Company consummates a Business Combination (the “Maturity Date”). If a Business Combination is not announced prior to December 23, 2022, the unpaid principal balance of the Promissory Note, and all other sums payable with regard to the Promissory Note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Sponsor. All or a portion of the amounts outstanding under the Promissory Note may be converted on the Maturity Date into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Company’s outstanding private placement units that were issued to the Sponsor in a private placement at the time of the Company’s initial public offering. The Promissory Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due. The purchaser of the sponsor has raised significant issues with this note and is seeking supporting documentation to verify its veracity.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED AND NOT REVIEWED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The outstanding balance of the Line of Credit as of September 30, 2023 is $175,000. The new purchaser of the Sponsor has not been able to independently verify the documentation on this line of credit.

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

Administrative Support Agreement

The Company has entered into an agreement with the Sponsor commencing May 1, 2021, to pay a total of 20,000 per month for officer’s salaries, office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. The fees for the three months ended September 30, 2023 and the nine months ended September 30, 2023 were $60,000 and $180,000, respectively. The fees for the period from March 31, 2021 to September 30, 2023 were $520,000. As of September 30, 2023 and December 31, 2021 the outstanding balances were $520,000 and $160,000, respectively due the Sponsor.

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

September 30, 2023

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

Note 7 – Stockholder’s Equity

Class A Common Stock – The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 515,000 Class A common stock issued and outstanding, excluding 11,500,000 Class A common stock subject to possible redemption.

Class B Common Stock – The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 2,875,000 Class B common stock issued and outstanding.

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

Preferred Shares – The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

SAGALIAM ACQUISITION CORP.

NOTES TO UNAUDITED AND NOT REVIEWED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

On December 5, 2023, the Company received a letter from Nasdaq telling the Company it was going to be delisted and giving the Company an opportunity to appeal this determination. The Company put out an 8-K on December 11, 2023, pursuant to Nasdaq Guidelines, alerting the investing public of this notification. Nasdaq found the Business Combination Agreement with Virogentics and Biogenysis to be done incorrectly, the Company was not compliant with its regulatory filing requirements, and the Company did not apply to move down a level of Nasdaq when it went below $50,000,000. There is a hearing scheduled for March 7, 2024. The Company will issue an update within 4 days. The Company has hired Patrick Morris, Esq. with Morris Legal Corp to be its SEC Counsel and are actively working to hire a Nasdaq Compliance Specialist. The Company filed the paperwork and paid the appeal fee of $20,000 in a timely manner, and has also requested a stay of the delisting.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans, objectives of management for future operations and the proposed Transactions with TMTG (as described below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2021, along with Form 10-K for the period ended December 31, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on March 31, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, or the initial business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2023, was related to our formation and Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the search for a prospective initial business combination target. We will not generate any operating revenues until the consummation of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months from Jan 1, 2023 through September 30, 2023, we had a net loss of $269,341, which consists of $304,994 in operating costs and $132,803 in interest earned from marketable securities held in trust account. For the nine months January 1, 2022 to September 31, 2022 we had a net loss of $312,645.

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

As of September 30, 2023 and December 31, 2022, we had $537,462 and $3,116, respectively, in our operating bank accounts, $10,673,117and $9,843,440, respectively, in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and a working capital (deficit) of $4,825,782 and $3,854,273, respectively. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until November 21, 2023 (conditioned upon the shareholder vote scheduled for November 21, 2021) to consummate the proposed Business Combination. The person purporting to be the former owner of the sponsor caused a lawsuit to be filed in Delaware restraining this vote. The case is still being litigated and the Federal Judge has issued a stay until the revised proxy is filed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than, an agreement to pay our sponsor a monthly fee of $20,000 for cash salary, office space, utilities, secretarial, and administrative support services. We began incurring these fees on May 1, 2021.

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

Critical Accounting Policies

Marketable Securities Held in Trust Account

At September 30, 2023, all of the assets held in the Trust Account were invested in U.S. Treasury securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in other income earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

As of September 30, 2023, we had $10,673,117 in marketable securities held in the Trust Account.

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

As of September 30, 2023, 951,801 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SAGALIAM ACQUISITION CORP.

Date: March 6, 2024	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2024	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)

